Form 10-K
period 1993-12-31
AMOCO CORP
filed 1994-03-23
CIK 93397

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  Form 10-K
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 Fee Required

             For the fiscal year ended December 31, 1993 or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 No Fee Required

          For the transition period from             to            .

                         Commission file number:  1-170-2

                                Amoco Corporation
            (Exact name of registrant as specified in its charter)

           Indiana                            36-1812780
    (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)       Identification No.)

   200 East Randolph Drive, Chicago, Illinois       60601
   (Address of principal executive offices)       (Zip Code)

   Registrant's telephone number including area code:      312-856-6111


   Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
            Title of each class               on which registered
   Common Stock, without par value          New York, Chicago, Pacific,
                                            Toronto, Basel, Geneva,
                                            Lausanne and Zurich Stock
                                            Exchanges
   Guarantee of Amoco Company:
     8 5/8% Debentures Due 2016             New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
   subject  to such  filing requirements  for the  past 90  days:   Yes   X
   No      .
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
   10-K or any amendment to this Form 10-K:   X
        Aggregate market value of voting stock held by non-affiliates as of January 26, 1994, based on a closing price of $53 5/8 was approximately $26,600,000,000.
        Number of common shares outstanding as of January 26, 1994, was 496,410,708 shares.
                   DOCUMENTS INCORPORATED BY REFERENCE
                  Proxy Statement dated March 14, 1994.

                                AMOCO CORPORATION
                                _________________

                                      INDEX


                                                                            Page
    PART I
     Items 1. and 2. Business and Properties
       Exploration and Production   . . . . . . . . . . . . . . . . . . . .    3
       Reserves   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
       Oil and Gas Sales Commitments  . . . . . . . . . . . . . . . . . . .    9
       Refining   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
       Transportation   . . . . . . . . . . . . . . . . . . . . . . . . . .   10
       Marketing of Petroleum Products  . . . . . . . . . . . . . . . . . .   11
       Chemicals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
       Other Operations   . . . . . . . . . . . . . . . . . . . . . . . . .   13
       Research   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
       Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
       Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
       Government Regulation  . . . . . . . . . . . . . . . . . . . . . . .   15
       Environmental Protection   . . . . . . . . . . . . . . . . . . . . .   16
       Executive Officers of the Registrant   . . . . . . . . . . . . . . .   17
     Item 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .   19
     Item 4. Submission of Matters to a Vote of Security Holders  . . . . .   20
    PART II
     Item 5. Market for the Registrant's Common Equity and Related
     Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . .   20
     Item 6. Selected Financial Data  . . . . . . . . . . . . . . . . . . .   21
     Item 7. Management's Discussion and Analysis of Financial Condition
     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .   22
     Item 8. Financial Statements and Supplemental Information  . . . . . .   32
     Item 9. Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . .   74
    PART III
     Item 10. Directors and Executive Officers of the Registrant  . . . . .   74
     Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . .   74
     Item 12. Security Ownership of Certain Beneficial Owners and
     Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   74
     Item 13. Certain Relationships and Related Transactions  . . . . . . .   74
    PART IV
     Item 14. Exhibits, Financial Statements Schedules, and Reports on Form
     8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   74

                                AMOCO CORPORATION
                                 _______________

                                     PART I

   Items 1. and 2.  Business and Properties
        Amoco Corporation was incorporated in Indiana in 1889 and has its principal executive offices at 200 East Randolph Drive, Chicago, Illinois 60601. Amoco Corporation is a parent corporation concerned with overall policy guidance, financing, coordination of operations, staff services, performance evaluation and planning for its subsidiaries.

        Amoco Corporation and its consolidated subsidiaries (herein collectively also called "Amoco") form a large integrated petroleum and chemical enterprise that conducts operations on a worldwide basis. Operations are conducted through three principal wholly owned subsidiaries. These subsidiaries and the businesses in which they are engaged are summarized below:

      Amoco Production Company  . Exploration, development and production of crude oil and natural gas.
      Amoco Oil Company . . . . . Refining, marketing and transporting of petroleum and related products.
      Amoco Chemical Company  . . Manufacture and sale of chemical products.

        Amoco Company, a wholly owned subsidiary, is the holding company for these three subsidiaries and all other petroleum and chemical operating subsidiaries except Amoco Canada Petroleum Company Ltd. ("Amoco Canada"), which is wholly owned by Amoco Corporation. Amoco Corporation has guaranteed the outstanding public debt obligations of Amoco Company. Summarized financial information relating to Amoco Company is disclosed in Note 22 to Consolidated Financial Statements.

        In 1988, Amoco Canada acquired all of the outstanding stock and certain indebtedness of Dome Petroleum Limited ("Dome") for total consideration of $4.2 billion. Amoco Canada incurred debt as a result of the acquisition of Dome. In 1992 and 1993, Amoco Canada's debt was substantially refinanced. As part of the refinancing, Amoco Corporation and Amoco Company have guaranteed certain debt issues of Amoco Canada. See Note 9 to Consolidated Financial Statements.

        Selected financial information by industry segment and geographic area for the three years ended December 31, 1993, is presented in Note 23 to Consolidated Financial Statements.

                              WORLDWIDE OPERATIONS

   Exploration and Production

        Amoco is actively engaged in exploration for oil and gas in onshore and offshore areas of the United States, Canada and various countries outside North America. United States offshore efforts are conducted primarily in the Gulf of Mexico in both shallow and deep water. Foreign exploration activities are carried out primarily in the Alberta Basin of Canada, the North Sea (United Kingdom, Norway, the Netherlands and Denmark), the Gulf of Suez and Nile delta (Egypt), the Arabian Peninsula (Sharjah, Oman and Yemen), West Africa (Gabon and Nigeria), North Africa (Tunisia), Europe (Malta, Poland and Romania), Australia, China and South America (Argentina, Colombia and Trinidad).

        Amoco's U.S. production of crude oil, condensate, natural gas liquids ("NGL"),and natural gas is principally in the states of Texas, Wyoming, Louisiana, Utah, New Mexico, Colorado, Kansas, Oklahoma, Alabama and Alaska, and offshore in the Gulf of Mexico. Principal foreign oil and gas production is located in Egypt, Trinidad, Canada, Sharjah, United Kingdom, Argentina, the Netherlands and Norway.

        Worldwide net production of liquid hydrocarbons in 1993 was 678,000 barrels per day, 5 percent below 1992. United States liquids production was 305,000 barrels per day in 1993, also 5 percent below 1992. The decrease in U.S. liquids production primarily reflected normal field declines, while areas outside the U.S. decreased reflecting dispositions and normal field declines. Worldwide net production of natural gas increased 5 percent in 1993. In the U.S. natural gas production was up 2 percent to 2,443 million cubic feet per day as a result of increased deliverability, higher demand, and increased marketing efforts. Amoco's net production of oil and gas for the three years ended December 31, 1993, which includes applicable volumes produced under service contracts and production sharing agreements in certain foreign countries, is summarized below:

                                 United
                                 States  Canada   Europe    Other   Worldwide
   Crude oil and natural gas
   liquids* (thousands of
   barrels per day)
     1993 . . . . . . . . . .       305      84       51      238         678
     1992 . . . . . . . . . .       321      89       55      246         711
     1991 . . . . . . . . . .       342      96       55      252         745
   Natural gas (millions of
   cubic feet per day)
     1993 . . . . . . . . . .     2,443     916      259      530       4,148
     1992 . . . . . . . . . .     2,388     813      267      500       3,968
     1991 . . . . . . . . . .     2,247     758      270      444       3,719

   *U.S. production includes natural gas liquids from processing plant ownership of 54, 60 and 54 thousands of barrels per day for the years
   1993, 1992 and 1991, respectively.

        At year-end 1993, Amoco owned or had an interest in 57 natural gas processing plants in the United States, of which it was the operator for 32.
        Amoco has continued to optimize production from its secondary and tertiary recovery projects. At December 31, 1993, Amoco was involved in 166 secondary and tertiary recovery projects in the United States. Amoco proceeded with moderate infill development drilling in the West Texas Permian Basin waterflood projects. In 1993, Amoco drilled or participated in 127 such wells. Successful carbon dioxide ("CO2") flooding continued in eight West Texas projects, one in Colorado and one in Wyoming. In 1993, the existing Amoco-operated projects in the Slaughter and Wasson Fields of West Texas yielded 16,892 net barrels of oil per day, with total oil production from all eight West Texas projects averaging 26,571 net barrels of oil per day for the year. Total production from all CO2 projects that Amoco operates or participates in was 44,271 net barrels of oil per day during 1993. Total net crude oil and condensate production from wells utilizing secondary and tertiary recovery techniques was 122,800 barrels per day, or 59 percent of Amoco's 1993 domestic crude oil and condensate production. Comparable production from 137 projects in Canada and 70 projects in seven other countries utilizing such techniques amounted to 36,900 and 93,800 net barrels of liquids per day, respectively.

        Amoco continues to aggressively drill infill locations in the Hugoton Field in Kansas, and the Red Oak Field in Oklahoma. In 1993, 134 company-operated natural gas wells were drilled in these areas. The Hugoton and Red Oak fields yielded 400 million cubic feet of gas per day in 1993.

        In 1993, Amoco continued to have reduced activity in the Gulf of Mexico. Amoco drilled or participated in drilling 28 development and extension wells including 23 total producers, of which 11 were company-operated discoveries.

        Amoco (U.K.) Exploration Company completed construction of the 255 mile-long Central Area Transmission Systems ("CATS") pipeline. The pipeline delivers up to 1.6 billion cubic feet of gas per day to Teesside, England, from the central North Sea and acts as a gas gathering system for the undeveloped reserves in the area. Amoco developed two major gas fields, Everest and Lomond, in the central North Sea with the first gas through the CATS pipeline occurring in May 1993. Amoco is actively pursuing opportunities to market available capacity to operators of other, undeveloped fields in the area. Amoco (U.K.) Exploration Company also invested $290 million in the Scott field, its largest new oil-field development, which came on stream in September 1993. Amoco has a 12.88 percent working interest in this field, which is expected to produce 180,000 barrels per day.

        In the Netherlands sector of the North Sea, Amoco and its partners completed the $570 million P15/18 project in October 1993. The project features a platform capable of processing 500 million cubic feet of gas per day and a 26-inch-pipeline to shore 25 miles away.

        In Trinidad, Amoco undertook development of the Immortelle and Flamboyant fields in 1991 at a cost of $233 million after reaching agreement with the Natural Gas Company of Trinidad on a gas sales contract. Production from Flamboyant commenced in mid-1993, while Immortelle is expected to begin production in 1994.

        Amoco Orient Petroleum Company commenced development of the Liuhua Field in 1993 after approval by the People's Republic of China. Amoco is the operator and has a net working interest of 24.5 percent after a partnering agreement was approved in early 1994. Estimated cost of development is $650 million with first production expected in early 1996.

        Average sales prices (including transfers) and production costs per unit of oil and gas produced, for the three years ended December 31, 1993, 1992 and 1991, are as follows:

                                       United
                                       States     Canada    Europe     Other
     1993
     Average sales prices:
      Crude oil (per barrel) . . . .   $15.96     $13.94    $17.69    $15.87

      Natural gas liquids (per
      barrel)  . . . . . . . . . . .   $10.79     $ 9.44    $   --    $   --

      Natural gas (per mcf)  . . . .   $ 1.88(1)  $ 1.31    $ 1.97    $  .81

     Average production costs (per
     equivalent barrel) (2)  . . . .   $ 4.69     $ 3.27    $ 6.43    $ 4.01

     1992
     Average sales prices:
      Crude oil (per barrel) . . . .   $17.79     $16.19    $18.86    $17.62

      Natural gas liquids (per
      barrel)  . . . . . . . . . . .   $11.43     $ 9.56    $   --    $   --

      Natural gas (per mcf)  . . . .   $ 1.65(1)  $ 1.15    $ 2.06    $  .86(1)

     Average production costs (per
     equivalent barrel) (2)   . . . .  $ 4.50     $ 4.44    $ 6.65    $ 4.29(1)

     1991
     Average sales prices:
      Crude oil (per barrel)  . . . .  $18.31     $16.48    $19.95    $18.05

      Natural gas liquids (per
      barrel)  . . . . . . . . . . .   $11.69     $10.04    $   --    $   --

      Natural gas (per mcf)  . . . .   $ 1.52(1)  $ 1.21    $ 2.32    $  .79

     Average production costs (per
     equivalent barrel) (2)  . . . .   $ 4.89     $ 5.29    $ 6.72    $ 4.67

   (1)  Excludes the impact of the settlement of natural gas contracts.
   (2) In determining average per unit production costs, natural gas was converted to equivalent barrels on the basis of approximate relative energy content.

        Reported average sales prices represent recorded revenues for oil and gas production quantities sold or transferred. In some cases, particularly in overseas areas, recorded revenues reflect adjustments for royalties, net profits interests, and other contractual provisions. Accordingly, the reported per barrel figures do not necessarily represent actual average prices at which sales and transfer transactions occurred. Production costs include costs involved in lifting oil or gas to the surface and in gathering, treating, field processing and field storage. Such costs include operating labor, repairs and maintenance, materials, supplies and fuel consumed. Also included are operating costs of NGL plants because Amoco includes the operations of these plants in the exploration and production business segment.

        Data   regarding  Amoco's   exploratory  and   development  drilling
   activities during the three years ended December 31, 1993, 1992 and 1991, are summarized below:

                                United
                                States   Canada   Europe    Other    Worldwide
    1993
     Net exploratory wells:
      Productive  . . . . . .       29       26        -        9           64
      Dry   . . . . . . . . .        6        5        2       11           24
       Total  . . . . . . . .       35       31        2       20           88
     Net development wells:
      Productive  . . . . . .      238       70        8       66          382
      Dry   . . . . . . . . .       10        3        1        1           15
       Total  . . . . . . . .      248       73        9       67          397
       Total net wells  . . .      283      104       11       87          485
    1992
     Net exploratory wells:
      Productive  . . . . . .       27       17        -        1           45
      Dry   . . . . . . . . .       52       27        4       20          103
       Total  . . . . . . . .       79       44        4       21          148
     Net development wells:
      Productive  . . . . . .      313       59        3       97          472
      Dry   . . . . . . . . .       11        9        -        1           21
       Total  . . . . . . . .      324       68        3       98          493
       Total net wells  . . .      403      112        7      119          641
    1991
     Net exploratory wells:
      Productive  . . . . . .      118       40        -        6          164
      Dry   . . . . . . . . .       36       14        6       18           74
       Total  . . . . . . . .      154       54        6       24          238
     Net development wells:
      Productive  . . . . . .      335       85        4       83          507
      Dry   . . . . . . . . .       13       14        -        3           30
       Total  . . . . . . . .      348       99        4       86          537
       Total net wells  . . .      502      153       10      110          775

        Shown below are wells in process of being drilled at December 31, 1993:

                                United
                                States   Canada   Europe     Other  Worldwide
    Gross wells . . . . . . .      235        8        3         8        254
    Net wells . . . . . . . .      176        5        -         7        188

        The number of wells owned by Amoco at December 31, 1993, were as follows:

                                  United
                                  States   Canada  Europe    Other  Worldwide
   Gross wells owned:
     Oil wells . . . . . . . .    23,035    7,573     249    2,175     33,032
     Gas wells . . . . . . . .    13,763    2,150     183       62     16,158
       Total . . . . . . . . .    36,798    9,723     432    2,237     49,190

   Net wells owned:
     Oil wells . . . . . . . .     8,464    3,134      35    2,163     13,796
     Gas wells . . . . . . . .     7,868      760      71       42      8,741
       Total . . . . . . . . .    16,332    3,894     106    2,205     22,537

   Multiple completion wells included
   above:
     Gross wells . . . . . . .     1,548      302       -        -      1,850
     Net wells . . . . . . . .       662      144       -        -        806

        Amoco's proved and unproved acreage holdings, including acreage held under reservations, permits, options or similar arrangements at December 31, 1993, are summarized below:

                                 United
                                 States   Canada* Europe     Other  Worldwide
                                             (thousand of acres)
   Gross acres:
     Proved  . . . . . . . .      5,702    2,298     296       183      8,479
     Unproved  . . . . . . .     12,900    4,386   8,594    60,442     86,322
     Reservations, permits,
     options, etc  . . . . .        140    1,019       -         -      1,159
       Total . . . . . . . .     18,742    7,703   8,890    60,625     95,960

   Net acres:
     Proved  . . . . . . . .      2,356    1,308      80       176      3,920
     Unproved  . . . . . . .      5,903    2,478   4,056    44,290     56,727
     Reservations, permits,
     options, etc  . . . . .         74      829       -         -        903
       Total . . . . . . . .      8,333    4,615   4,136    44,466     61,550
   *Excludes 3  million gross and 2  million net option acres  in Arctic and
    East Coast Offshore areas.

   Reserves

        This section should be read in conjunction with data on reserves presented in "Supplemental Information" to the Consolidated Financial Statements.

        Amoco replaced 89 percent of its production on an oil-energy equivalent basis during 1993. Excluding purchases and sales of reserves during 1993, the production replacement rate would have been 101 percent. The tables on pages 70 and 71 set forth by geographic area net proved reserves as of December 31, 1993, 1992, 1991 and 1990, including reserves in which Amoco holds an economic interest under production sharing and other types of operating agreements with foreign governments. Adding to 1993 reserves were major discoveries in China, Canada, the U.K. sector of the North Sea and the Gulf of Mexico; improved recovery additions in the U.K. North Sea; and upward revisions in Colorado and New Mexico coalbed methane projects. As of March 1, 1994, no major discovery or significant event has occurred that would have a material effect on the estimated proved reserves reported at December 31, 1993.

        Shown below are estimated proved reserves as of December 31, 1993 and 1992:

                                              Crude Oil &
                                                  NGL          Natural Gas
                                              (millions of     (billions of
                                                barrels)       cubic feet)
   Net proved reserves:
     December 31, 1993 . . . . . . . . .         2,223            17,650
     December 31, 1992 . . . . . . . . .         2,250            17,852
   Net proved developed reserves:
     December 31, 1993 . . . . . . . . .         1,976            15,255
     December 31, 1992 . . . . . . . . .         2,047            14,891

        Amoco has been required to file certain oil and gas reserve information with various governmental agencies and committees, including the Department of Energy ("DOE"), in connection with a variety of matters. Reserve estimates furnished to such authorities or agencies were determined on the same basis as the estimates contained herein, except for differences in format and definition as prescribed by the requesting authority.

   Oil and Gas Sales Commitments

        Amoco sells gas from its producing operations under a variety of contractual arrangements. Amoco has several gas sales contracts that specify obligations to make available fixed and determinable quantities. Amoco Production Company has 33 such contracts in the U.S. which, as of December 31, 1993, provide for the potential future delivery over the next three years of 549 billion cubic feet ("BCF") of natural gas. Amoco expects this commitment to be fulfilled from proved reserves. Amoco (U.K.) Exploration Company has a gas contract with Teesside Power Limited which provides deliveries over a three-year period as of December 31, 1993, of approximately 54 BCF of natural gas. Amoco expects this commitment to be fulfilled from reserves currently being developed. Amoco Canada has 10 outstanding natural gas contracts as of December 31, 1993. Over the next three years, deliveries under these contracts total 360 BCF of natural gas, which Amoco anticipates will be fulfilled from proved reserves.

        Satisfying Amoco's obligations under sales contracts that specify fixed and determinable quantities is not expected to have a material adverse effect on Amoco's operations or earnings.

   Refining

        In the second quarter of 1993, Amoco sold its 28,000 barrel-per-day capacity refinery located in Savannah, Georgia.

        Amoco now owns and operates five refineries in the United States. The daily operable capacity of these refineries at December 31, 1993, is shown below:

                                                                        Daily
                                                                     Operable
   Location of Refinery                                              Capacity
                                                                    (barrels)
   Texas City, Texas . . . . . . . . . . . . . . . . . . . . . .      433,000
   Whiting, Indiana  . . . . . . . . . . . . . . . . . . . . . .      395,000
   Mandan, North Dakota  . . . . . . . . . . . . . . . . . . . .       58,000
   Yorktown, Virginia  . . . . . . . . . . . . . . . . . . . . .       53,000
   Salt Lake City, Utah  . . . . . . . . . . . . . . . . . . . .       40,000
             Total . . . . . . . . . . . . . . . . . . . . . . .      979,000

        Daily U.S. input to crude units averaged 958,000 barrels in 1993, 936,000 barrels in 1992, and 908,000 barrels in 1991. Crude unit utilization was 97 percent in 1993 compared with 95 percent in 1992. Energy efficiency improved in line with long-range energy conservation plans with consumption declining 11 percent since 1988. Refinery investments focused on environmental compliance and sustaining reliable operations.

   Transportation

        Amoco operates extensive transportation facilities for crude oil, refined products, NGL, carbon dioxide and petrochemical feedstocks in the United States. Crude oil is transported from most of the oil-producing areas of the continental United States to refining centers in the Rocky Mountain, midwestern and southwestern states. The crude oil system delivers directly to 12 refineries, four of which are owned by Amoco. Indirectly, the system serves some 35 refineries of other companies through connecting common carrier pipelines. In addition, the refined petroleum product system is connected to three refineries. Chemical feedstock lines receive product directly from several refineries and other plants and three common carrier pipelines, and deliver directly to various plants and two connecting common carrier pipelines. In Canada,

   NGL are gathered and then transported through a system of owned, partially owned and common carrier pipelines in Canada and the northern United States. In total, Amoco's pipeline network in North America aggregates 17,111 miles, consisting of 2,780 miles of gathering lines and 14,331 miles of trunk lines. In 1993, shipments through Amoco's pipelines system in North America totaled 401 million barrels of crude oil and 372 million barrels of refined products and feedstocks.

        Minority interests are also owned in 10 other common carrier pipeline companies, including Amoco's 14.3 percent interest in Colonial Pipeline Company, a common carrier refined products pipeline system which runs 1,600 miles from near Houston, Texas, to the New York City area, and its 10.5 percent interest in Endicott Pipeline, a crude oil pipeline system which runs from the Beaufort Sea to the Trans Alaska Pipeline.

        Amoco also owns and leases a number of trucks and railcars which are used to transport crude oil, raw materials, refined products and chemicals in the United States.

        As of December 31, 1993, Amoco owned or leased under capitalized lease obligations six ocean-going tankers and four tug barges having an aggregate of 680 thousand deadweight tonnage ("DWT"), of which approximately 590 thousand DWT was represented by the international flag fleet. Amoco was also committed under time charters to an additional 48 thousand DWT.

   Marketing of Petroleum Products

        The principal refined products manufactured and marketed by Amoco are gasolines, jet fuels, diesel fuels, heating oils, asphalts, residual fuels, motor oils, greases and lubricants and coke. Motor gasolines, diesel fuels, heating oils and motor oils are sold under various brand names and trade names, the principal ones of which include the words AMERICAN, AMOCO, LDO, PERMALUBE and in the midwestern states, STANDARD. Amoco also sells large quantities of liquefied petroleum gas and NGL. Amoco also offers convenience merchandise and related services to motorists.

        In the United States, Amoco's marketing of petroleum products is concentrated in the midwest, east and southeast. Amoco supplies about 9,600 gasoline retail outlets, of which approximately 3,400 are either owned or leased. While most of these outlets are independently maintained, a small percentage is directly operated by Amoco Oil Company. Amoco continues to reposition its marketing operations by acquisitions, asset recapitalization and construction of profitable high-volume pumpers while upgrading and modernizing existing stations. In 1993, Amoco's U.S. refined product sales increased 4 percent over 1992. Sales of gasoline and distillates increased 3 and 5 percent, respectively, over the prior year. Amoco's marketing operations continue to improve efficiency with further expansion of Electronic Sales Processing, installation of credit card acceptors in dispensers and debit cards.

        In Canada, Amoco is engaged in the wholesale marketing of NGL, which consists of ethane, propane, butanes and pentanes extracted from natural gas. The majority of Amoco's NGL is marketed on a wholesale basis under annual supply contracts which provide for price redetermination based on prevailing market prices.

        Sales volumes of refined products for the three years ended December 31, 1993, are detailed below:

                                                  1993        1992       1991
                                               (thousands of barrels per day)
   United States:
     Gasoline  . . . . . . . . . . . . . .         597         580        573
     Distillates . . . . . . . . . . . . .         350         334        322
     Other products  . . . . . . . . . . .         184         174        157
      Subtotal . . . . . . . . . . . . . .       1,131       1,088      1,052
   Canada  . . . . . . . . . . . . . . . .         172         169        175
   Other . . . . . . . . . . . . . . . . .           9           8          8
      Total  . . . . . . . . . . . . . . .       1,312       1,265      1,235

   Chemicals
        Amoco produces and markets a variety of chemicals, such as aromatic acids, used in the manufacture of polyester fibers, films and resins; olefins; polystyrene and styrene monomer used in plastics and synthetic rubber; polypropylene resins and fibers used in molded products, carpet backing, industrial fabrics, staple fiber and filament yarn; fabricated plastic packaging materials; aromatic solvents for the paint industry; trimellitic anhydride used principally in plasticizers; polybutene used in lubricating oil additives; and engineering polymers and carbon fibers. Amoco's principal North American chemical and plastic products facilities are located at Alvin, Baytown, Corsicana and Texas City, Texas; Decatur and Roanoke, Alabama; Beech Island, Greenville, Seneca, Spartanburg, and the Cooper River plant near Mount Pleasant, South Carolina; Rocky Mount, North Carolina; Augusta, Bainbridge, Hazlehurst and Nashville, Georgia; Joliet and Wood River, Illinois; La Mirada, California; Winchester, Virginia; Chippewa Falls, Wisconsin; Marietta, Ohio; and Hawkesbury and Brantford, Ontario.

        A wholly owned chemical plant at Geel, Belgium manufactures purified terephthalic acid, purified isophthalic acid and polypropylene. Facilities for the fabrication of carpet backing and industrial cloth from polypropylene are located in the United Kingdom, Germany, Australia and Brazil.

        Amoco also holds a 50 percent interest in a fabrics plant in China; a 50 percent interest in an isophthalic acid plant in Japan; and the following interests in purified terephthalic acid plants: 32 percent in Brazil; 50 percent in Taiwan; 35 percent in South Korea; and 9 percent in Mexico.

        In 1993, Amoco acquired Phillips Fibers Corporation. The facilities, located in the southeastern United States, produce non-woven fabrics, multifilament yarn and staple fiber. Also in 1993, the Corporation sold Welchem Inc., which makes oil field production and processing chemicals; a Canadian fibers and yarn plant; and a polystyrene plant in California.

        The following tables sets forth trade sales of chemical products for the three years ended December 31, 1993:

                                                     1993      1992       1991
                                                    (millions of dollars)
   Chemicals:
     Fiber and film intermediates  . . . . . .    $ 1,025   $   925    $   924
     Industrial chemicals and other  . . . . .        944     1,166      1,264
   Polymers  . . . . . . . . . . . . . . . . .        368       371        392
   Plastics:
     Synthetic fabrics . . . . . . . . . . . .        717       837        842
     Other plastics  . . . . . . . . . . . . .        403       387        369
   Other products  . . . . . . . . . . . . . .          5         7         13
      Total  . . . . . . . . . . . . . . . . .    $ 3,462   $ 3,693    $ 3,804

   Other Operations

        Amoco, operating under the trade name Canmar, owns a fleet of offshore drilling systems capable of operating in arctic offshore regions of the world. In 1993, Amoco Canada acquired the shares of BeauDril
   (1992) Limited, a subsidiary of Gulf Canada Resources. With that acquisition, Canmar consists of three arctic drillships, one bottom-founded arctic drilling system, one conical drilling barge, four arctic icebreakers and four arctic icebreaking supply ships. Other major assets include shorebase and drydocking facilities located on the shores of the Canadian Beaufort Sea. In 1993, Canmar completed three wells in the U.S. Beaufort Sea and one well in Australia.

        Amoco's wholly owned subsidiary, Ecova Corporation ("Ecova"), formerly Waste-Tech Services, Inc., provides full-service hazardous-waste management. Ecova began construction of a 45,000-ton-per-year hazardous-waste incinerator in Nebraska in late 1992. Commercial operations are expected to begin in 1994.

        Amoco has a wholly owned real estate subsidiary, AmProp Inc. ("AmProp"), which was formed in late 1988. AmProp was established to identify ways to enhance the value of Amoco's proprietary real estate holdings, to realize the value which Amoco occupancy brings to a project and to develop a portfolio of actively managed real estate investments. Through a finance company which is wholly owned by Amoco, AmProp has structured borrowings secured by existing Amoco real estate assets. These ventures have been developed in partnerships with local developers. AmProp is the general partner with a controlling interest in each venture partnership.

        Much of Amoco's longer range corporate research and high technology new business development is consolidated into a separate operating subsidiary, Amoco Technology Company. Currently, the operating company has four areas of major focus: optoelectronics (lasers), photovoltaics (solar power), diagnostic products and biotechnology-based nutritional products.

        One of the wholly owned ventures of Amoco Technology Company is in the laser industry that makes and sells compact, solid-state lasers for medical, industrial and fiber optic applications. Another venture manufactures and markets both semicrystalline and amorphous silicon modules that produce electricity directly from sunlight. These modules, and the controls and battery systems that make them practical, have been used successfully where normal power supplies are unavailable, such as remote desert locations and offshore platforms.

        The remaining three companies owned by Amoco Technology Company include one which develops and markets software programs for genetic research in biotechnology; another that develops and sells diagnostic products based on nucleic acid probes; and a third that manufactures analytical instruments and re-agents used in genetic engineering research.

        In 1993, Amoco sold its 49 percent interest in a fertilizer manufacturing venture in Trinidad. In 1993, Amoco also sold its interest in Ok Tedi Mining Ltd. in Papua New Guinea, to the Broken Hill
   Proprietary Company Ltd. of Australia, and its interest in Syncrude Canada Ltd. Amoco is no longer involved in the mining business.

        During 1988, Amoco reached a decision to discontinue the insurance operations of Amoco Life Insurance Company and Imperial Casualty and Indemnity Company. In early 1990, Amoco completed the sale of Amoco Life Insurance Company.

   Research

        Research operations are conducted at two major research centers. At Tulsa, Oklahoma, research activities are directed toward new and improved methods for finding and producing crude oil and natural gas. At Naperville, Illinois, research is conducted to develop new and enhanced chemical and petroleum products and processes. These efforts include improvement of product performance and methods used in the manufacturing of chemicals and polymers, refining of crude oil and the development of technology for producing synthetic fuels. Research and development in support of corporate diversification interests in biotechnology, physical technology and photovoltaics are also carried out at Naperville, Framingham, Massachusetts and Newtown, Pennsylvania.

        Expenditures for research and technology development activities totaled $292 million in 1993, $300 million in 1992 and $330 million in 1991. An average of 1,593, 1,512 and 1,648 professional employees were engaged full-time in these activities during 1993, 1992 and 1991, respectively.

   Employees

        Amoco had 46,317 employees in its worldwide operations as of December 31, 1993. Of this total, 38,366 were located in the United States, with approximately 14 percent represented by various labor organizations. The remaining 7,951 employees were located in foreign countries, of which approximately 21 percent were represented by labor groups.

   Competition

        All phases of the petroleum and chemicals industries, comprising numerous competitors large and small, are highly competitive, including the search for and development of new sources of supply; the construction and operation of crude oil and refined products pipelines; and the refining, manufacturing, distributing and marketing of petroleum and chemical products. The petroleum industry also competes with other industries in supplying energy, fuel and other needs of consumers. Amoco does not consider one or a small group of competitors to be dominant in the industries in which it competes. Amoco is the largest corporate producer of natural gas in the United States, and it is the largest private owner of natural gas reserves in North America. Amoco believes that it ranked seventh in crude oil and natural gas liquids production in the United States in 1993. During 1993, Amoco marketed about 7 percent of the refined products sold in the United States. Amoco was also active in approximately 40 countries. In addition, the discussion on pages 3-14 of this Form 10-K discloses more detailed information on product markets included in the various segments of Amoco's operations.

   Government Regulation

        Petroleum industry activities have been, and in the future may be, affected from time to time by political developments, both foreign and domestic, and federal, state and local laws, regulations and decrees, such as restrictions on production, imports and exports, crude oil and products allocation and rationing, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights and environmental protection controls. The likelihood of such occurrences and their overall effect upon Amoco vary from country to country and are not predictable.

        The DOE and the Federal Energy Regulatory Commission ("FERC") have jurisdiction over Amoco's common carrier pipelines engaged in the interstate transportation of oil. The Interstate Commerce Act requires Amoco to file tariffs showing all rates, charges and regulations for movements through its common carrier pipeline system. FERC has the authority to establish rates for regulated movements. A portion of Amoco's domestic sales of natural gas remains subject to regulatory control under the Natural Gas Policy Act of 1978.

        An excise tax, commonly known as the Superfund tax, became effective on January 1, 1987. This tax is imposed to finance an $11.97 billion hazardous substance cleanup program. The tax consists of four parts:
   (1) a petroleum tax, imposed at a rate of 9.7 cents per barrel for domestic crude received at U.S. refineries and imported petroleum products (including crude oil). In addition, the Oil Spill Liability Trust Fund Tax became effective January 1, 1990. This tax, which is imposed at the rate of 5 cents per barrel and is an additional part of the petroleum tax portion of the Superfund tax imposed upon domestic crude and imported petroleum products (including crude oil), was suspended effective July 1, 1993; (2) a chemical feedstock tax, imposed at a rate of up to $4.87 per ton for taxable chemicals. Effective

   January 1, 1989, certain taxable substances, which are manufactured from chemicals subject to the chemical feedstock tax, are taxable on imports into the United States. On export, these substances are eligible for a credit or refund of the chemical feedstock tax paid on chemicals used in their manufacture; (3) a broad-based environmental tax, imposed at a rate of .12 percent of a Corporation's "modified alternative minimum taxable income" in excess of $2 million as computed under the Tax Reform Act of 1986. This tax applies regardless of whether a taxpayer has any alternative minimum tax liability, and is scheduled to expire on January 1, 1996; and (4) an underground storage tank tax, which is imposed at a rate of .1 cent per gallon of gasoline and certain other fuels, and is scheduled to expire on January 1, 1996.

   Environmental Protection

        Federal, state and local environmental, health and safety laws and regulations continue to grow in both number and complexity, presenting Amoco and the industry with new challenges in attaining and maintaining compliance. This trend is reflected in the international arena where Amoco has targeted new growth opportunities. Public concern about environmental quality and potential health risks are driving forces behind many new requirements. The activities of natural resource companies like Amoco are increasingly affected by these initiatives.

        Amoco's capital and operating costs for environmental, health and safety protection have been increasing. Amoco operations face stricter controls on releases of pollutants to the air, water, soil and ground water. Process equipment and pollution control devices continue to be upgraded, or new controls added, to comply with these standards. Waste handling and treatment strategies have been adopted to deal with restrictions on the land disposal of certain hazardous wastes, the liabilities imposed by federal and state waste handling and disposal laws and increasingly stringent wastewater treatment requirements. Remediation of contaminated sites under the Resource Conservation and Recovery Act, the federal Superfund law, and similar state laws is ongoing and will continue for the foreseeable future. Amoco has already conducted environmental reviews of many former refineries, distribution facilities, services stations, oil and gas operations and other sites, and numerous projects are underway or completed to address the contamination found. Amoco's refining and marketing operations continue to adapt to current and future reformulated gasoline requirements under clean air laws.

        Amoco engages in a wide variety of activities as part of its commitment to environmental stewardship. The Corporation has a program that conducts environmental, health and safety audits of facilities. The Crisis Management Plan seeks to provide prompt and effective responses to emergencies. Amoco has in place many worker health and safety programs. Amoco's International Standard of Care sets performance standards or goals that apply to all of Amoco's diverse operations.

        Amoco's 1993 expenditures for environmental conservation, health and safety totaled $360 million. This sum excluded $419 million related to operating costs and amounts spent on research and development, and $104 million of mandated and voluntary spending charged against the remediation liability. Mandated and voluntary spending charged against the remediation liability in 1994 is expected to approximate the 1993 level. Capital expenditures in the environmental area are expected to approximate $250 million in both 1994 and 1995.

   Executive Officers of the Registrant

        Certain information required by Item 10 with respect to executive officers is incorporated by reference to pages 3-10 of Amoco's Proxy Statement dated March 14, 1994. The following table sets forth information concerning other executive officers of Amoco as of March 1, 1994:

                                                                                Served as
                                                                                 Officer
            Name                       Principal Occupation               Age     Since
   R. Wayne Anderson . .   Senior vice president, human resources,        52       1986
                           public and government affairs and government
                           relations
   Patricia A. Brandin .   Corporate secretary                            45       1993
   John L. Carl  . . . .   Senior vice president finance and controller   46       1991
   Kenneth W. Ciriacks .   Vice president, technology                     55       1993
   James E. Fligg  . . .   Executive vice president                       57       1991
   W. Douglas Ford . . .   Executive vice president                       50       1992
   James M. Griffith . .   Vice president, public and government          51       1992
                           affairs
   William R. Hutchinson   Vice president, financial operations           51       1981
   Rady A. Johnson . . .   Senior vice president, government relations    57       1979
   Peter N. Jordan . . .   Vice president, planning and economics         51       1993
   William G. Lowrie . .   Executive vice president                       50       1990
   Charles A. Mast . . .   Vice president, supply                         63       1990
   Daniel R. Mitchell  .   Vice president and general tax counsel         54       1991
   Walter R. Quanstrom .   Vice president, environment, health and        51       1987
                           safety
   John R. Reid  . . . .   Vice president, information technology         51       1991
   George S. Spindler  .   Senior vice president and general counsel      56       1989
   Marsha C. Williams  .   Treasurer                                      42       1993

        An officer holds office until his or her resignation, removal, death, retirement or termination of employment with the Corporation. All executive officers, with the exceptions of John L. Carl, James M. Griffith, Patricia A. Brandin and Marsha C. Williams have been employed by Amoco or its subsidiaries for more than five years. John L. Carl was elected Senior Vice President Finance and Controller of Amoco Corporation, effective October 1, 1993. Prior to that time, John L. Carl was Vice President and Controller of Amoco Corporation, elected effective February 1, 1991. From 1989 until joining Amoco, John L. Carl was Vice President and Chief Financial Officer for National Computer Systems in Minneapolis, Minnesota. From 1986 to 1989, John L. Carl was Vice President and Controller for Kraft, Inc., based in Glenview, Illinois. James M. Griffith was elected Vice President, Public and Government

   Affairs of Amoco Corporation, effective October 5, 1992. From 1990 until joining Amoco, James M. Griffith was Vice President of Public Affairs for The B F Goodrich Company in Akron, Ohio. From 1986 to 1990, James M. Griffith was Vice President of Public Relations for PepsiCo, Inc. Patricia A. Brandin was elected Corporate Secretary of Amoco Corporation, effective January 3, 1993. Prior to joining Amoco Corporation in 1989 as an attorney in the Law department, Patricia A. Brandin was a partner with the Chicago law firm Seyfarth, Shaw, Fairweather & Geraldson from 1981 to 1989. Marsha C. Williams joined Amoco in 1989 and has held several positions with Amoco before becoming Treasurer. From 1988 to 1989, Marsha C. Williams was Vice President and Treasurer of Carson Pirie Scott & Company.

        Effective April 1, 1994, Frederick S. Addy, Executive Vice President, Chief Financial Officer and member of the Board of Directors, has elected to retire. Frederick S. Addy became Chief Financial Officer and a member of the Board Jan. 1, 1990. John L. Carl will succeed Frederick S. Addy on April 1, 1994, as Executive Vice President and Chief Financial Officer, a position to which he was elected on Jan. 25, 1994.

        The following officer changes will also be effective April 1, 1994. John R. Reid, currently Vice President, Information Technology, will become Vice President and Controller; and Carl C. Williams will become Vice President, Information Technology. Prior to September 1993, Carl C. Williams was Vice President Information Systems and Technology for Macmillan Publishing Company of New York. From 1982 to 1991, Carl C. Williams was Senior Vice President of DDB Needham Worldwide of New York.

        From July 1990  to his current appointment in January  1993, Kenneth
   W. Ciriacks was Vice President, Research for Amoco Production Company. From June 1989 to 1990, Kenneth W. Ciriacks was Vice President, Exploration Technology and Services. From August 1985 to May 1989, he was Regional Exploration Manager of Amoco Production Company. James E. Fligg was elected Executive Vice President in June 1993. He was named President of Amoco Chemical Company in July 1991. From 1989 to 1991, James E. Fligg was Executive Vice President of Amoco Chemical Company.
   W. Douglas Ford was elected Executive Vice President in June 1993. He is also President of Amoco Oil Company. From February 1991 to 1993, W. Douglas Ford was Executive Vice President of Amoco Oil Company. From July 1990 to January 1991, he was Vice President of Operations, Planning and Transportation of Amoco Oil Company. In 1989, W. Douglas Ford was Regional Production Manager for Amoco Production Company in Denver. Peter N. Jordan was named Vice President, Planning and Economics for Amoco Corporation, effective July 1993. From January 1993 to June 1993, Peter N. Jordan was General Manager, Planning and Economics for Amoco Corporation. From August 1989 until January 1993, Peter N. Jordan was Vice President, Offshore Business Unit, New Orleans for Amoco Production Company. From June 1988 until August 1989, Peter N. Jordan was Vice President, Exploration Technology and Services. William G. Lowrie was elected Executive Vice President in June 1993. He is also President of Amoco Production Company. In 1990, William G. Lowrie was President of Amoco Oil Company. From 1987 to 1990, he was Executive Vice President of

   Amoco Production Company. Except as previously described, others shown in the above table, who have been officers less than five years, served in substantially the same position but were not officers or had different officer titles.

   Item 3. Legal Proceedings

        Eight proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state and local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's consolidated cash flows, financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $4 million.

        The Internal Revenue Service ("IRS") has challenged the application of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1982. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to those years. The Corporation has filed a petition in the U.S. Tax Court contesting the IRS statutory Notice of Deficiency. A similar amount of additional taxes is expected to be claimed for years 1983 through 1985 based upon a subsequent IRS audit. Any claims for years subsequent to 1985 would not be as significant as those for prior years. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns, and intends to contest the IRS claims. The Corporation is confident that it will prevail in the litigation. Consequently, this dispute is not expected to have a material adverse effect on the consolidated financial position of the Corporation.

        On January 21, 1994, a judgment was entered by the Superior Court of the State of California, County of Los Angeles, in favor of Amoco Chemical Company and Amoco Reinforced Plastics Company, subsidiaries of Amoco Corporation, against certain underwriters at Lloyd's of London and various other British and European insurance carriers, in AMOCO CHEMICAL COMPANY, et al, vs. CERTAIN UNDERWRITERS AT LLOYD'S OF LONDON, et al. In that case Amoco alleged that the defendant insurers wrongfully refused to pay for the defense and settlement of product liability lawsuits arising from Amoco Reinforced Plastics Company's manufacture of irrigation and sewer pipe in the 1970's. Judgment was entered for $36 million in compensatory damages and $377 million in punitive damages. The judgment is slightly lower than the jury verdicts that were previously reported by Amoco.

        The defendants have filed motions for a new trial and a judgment notwithstanding the verdict with respect to the actual and punitive damages, respectively. Amoco is making filings in opposition to those motions. In addition, the judgment is subject to appeal by the defendants. Accordingly, it is impossible at this time to predict the ultimate outcome of this case or its impact, if any, on the financial position, results of operations and cash flows of the Corporation.

        Reference is made to the first paragraph of Item 14(b). Rubicon and Amoco Production and the Corporation have agreed to settle the case. Final settlement papers are expected to be signed in the near future, after which the case will be dismissed. The terms of the settlement are confidential, but the settlement is not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Corporation.

        Amoco has various other suits and claims pending against it among which are several class actions for substantial monetary damages which in Amoco's opinion are not meritorious. While it is impossible to estimate with certainty the ultimate legal and financial liability in respect to these other suits and claims, Amoco believes that the aggregate amount will not be material in relation to its consolidated financial position.

   Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.
                           __________________________
                                     PART II

   Item 5.     Market for the Registrant's Common Equity and Related
                Stockholder Matters

        The principal public trading market for Amoco common stock is the New York Stock Exchange. Amoco common stock is also traded on the Chicago, Pacific, Toronto, and four Swiss stock exchanges. The following table sets forth the high and low share sales prices of Amoco common stock as reported on the New York Stock Exchange and cash dividends paid for the periods presented.

                                                                       Cash
                                                Market Prices       Dividends
                                              High         Low      Per Share
   1993
     First quarter . . . . . . . . . . .  $ 58 1/2    $  48 1/8        $ .55
     Second quarter  . . . . . . . . . .  $ 59 1/4    $  53 5/8        $ .55
     Third quarter . . . . . . . . . . .  $ 58 3/8    $  52 3/8        $ .55
     Fourth quarter  . . . . . . . . . .  $ 59        $  51 1/2        $ .55
   1992
     First quarter . . . . . . . . . . .  $ 51 1/8    $  42 5/8        $ .55
     Second quarter  . . . . . . . . . .  $ 51 3/4    $  41 3/4        $ .55
     Third quarter . . . . . . . . . . .  $ 53 5/8    $  46 1/2        $ .55
     Fourth quarter  . . . . . . . . . .  $ 53 3/4    $  46 7/8        $ .55

        On January 25, 1994, the board of directors declared a quarterly cash dividend rate of 55 cents per share.

        Amoco had 141,039 shareholders of record at December 31, 1993.

   Item 6.     Selected Financial Data

        The following selected financial data, as it relates to the years 1989 through 1993, have been derived from the consolidated financial statements of Amoco, including the consolidated statement of financial position at December 31, 1993 and 1992 and the related consolidated statement of income and consolidated statement of cash flows for the three years ended December 31, 1993, and the notes thereto, appearing elsewhere herein.

                                  1993     1992      1991     1990     1989
                                   (millions of dollars, except per-share
                                             amounts and ratios)
   Income statement data--Year
   ended
     December 31:
     Sales and other operating
     revenues (excluding
     consumer excise taxes)  . $  25,336 $ 25,280 $ 25,325 $  28,010 $ 23,966
     Net income(1) . . . . . . $   1,820 $    850 $  1,173 $   1,913 $  1,610
     Net income per share (1)  $    3.66 $   1.71 $   2.36 $    3.77 $   3.12
     Cash dividends per share  $    2.20 $   2.20 $   2.20 $    2.04 $   1.90
     Ratio of earnings to
     fixed charges (2) . . . .       8.0      3.5      5.0       6.5      4.8
   Balance sheet data-At
     December 31:
     Total assets  . . . . . . $  28,486 $ 28,453 $ 30,510 $  32,209 $ 30,430
     Long-term debt  . . . . . $   4,034 $  5,005 $  4,470 $   5,012 $  5,394
     Shareholders' equity  . . $  13,665 $ 12,960 $ 14,156 $  14,068 $ 13,684
     Shareholders' equity per
     share . . . . . . . . . . $   27.53 $  26.11 $  28.52 $   28.02 $  26.75


   (1) Excludes cumulative effects of accounting changes of $(924)million  in
       1992,  or $(1.86) per share, and  $311  million in  1991, or  $.62 per share.
   (2) Earnings consist  of income  before income  taxes  and fixed  charges;
       fixed    charges include  interest  on  indebtedness,  rental  expense
       representative   of  an interest  factor, and adjustments  for certain
       companies accounted  for by the equity method.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion should be read in conjunction with the consolidated financial statements and accompanying notes and supplemental information.

                                                1993       1992       1991
                                                (millions of dollars except
                                                    per-share amounts)
   Income before the cumulative effects of
   accounting changes  . . . . . . . . . .  $     1,820 $    850  $     1,173
   Cumulative effects of accounting changes          --     (924)         311
   Net income (loss) . . . . . . . . . . .  $     1,820 $    (74) $     1,484
   Income per share before the cumulative
   effects of accounting changes . . . . .  $      3.66 $   1.71  $      2.36
   Net income (loss) per share . . . . . .  $      3.66 $   (.15) $      2.98

   1993 vs. 1992

        Consolidated net income for 1993 amounted to $1,820 million, compared with a loss of $74 million incurred in 1992. Excluding the cumulative effects of adoption in 1992 of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes," 1992 earnings were $850 million. Net income in 1991 was $1,484 million, which included the cumulative benefit of $311 million associated with the adoption in 1991 of SFAS No. 96, "Accounting for Income Taxes."

        Year-to-year comparisons in net income were affected by various items, summarized in the table below:

   incr./(decr.) net income                   1993       1992         1991
                                                 (millions of dollars)
   Gain on dispositions  . . . . . . . . $       190  $      --  $        --
   Restructurings  . . . . . . . . . . .        (170)      (805)         (43)
   Tax obligations and other . . . . . .          60         90           --
   Sharjah natural gas settlement  . . .          --         90           --
   Casper refinery closing . . . . . . .          --         --          (75)
   AMOCO CADIZ judgment  . . . . . . . .          --         --          (47)

        Favorably affecting 1993 net income were gains of $190 million associated with the disposition of certain Canadian properties and investments, and tax benefits of $113 million. Adversely affecting 1993 results were charges of $170 million associated with the writedown of Congo exploration and production operations to current recoverable value and additional deferred taxes of $53 million due to the effect of a tax rate change resulting from enactment of the Omnibus Budget Reconciliation Act of 1993. Included in 1992 results were charges of $805 million associated with a strategic reassessment of business operations. Partially offsetting were benefits of $90 million related to natural gas contract settlements and $90 million associated with revised estimates of tax obligations and retirement of debt.

        Excluding these items, 1993 earnings were 18 percent or $265 million above 1992 as a result of higher refined product margins in refining, marketing and transportation operations and improved chemical results. Also contributing to the improvement were higher U.S. natural gas prices and volumes and lower worldwide exploration and operating expenses.

   1992 vs. 1991

        Adjusting for special items, 1992 earnings were 10 percent or $137 million above the 1991 level. U.S. exploration and production operating results improved resulting from higher natural gas prices and volumes and lower expenses. Exploration and production earnings outside the United States were up slightly, mainly resulting from favorable currency effects. Chemical earnings were higher reflecting lower operating costs. Refining, marketing and transportation net income was lower, primarily attributable to lower refined product margins.

        Results on a segment basis, for the five years ended December 31, 1993, are presented below:

                                             1993    1992      1991     1990     1989
                                                       (millions of dollars)
   Exploration and production:
        United States  . . . . . . . . . . $   811  $   778 $    595 $   861  $   521
        Canada . . . . . . . . . . . . . .     338      (81)      31      57        9
        Europe . . . . . . . . . . . . . .    (100)    (103)      43      84       63
        Other  . . . . . . . . . . . . . .     (54)     277      140     719      294
   Refining, marketing and transportation      826      462      644     370      670
   Chemicals . . . . . . . . . . . . . . .     240      (94)      68     206      584
   Other operations* . . . . . . . . . . .     (45)    (179)     (69)    (71)     (60)
   Corporate . . . . . . . . . . . . . . .    (196)    (210)    (279)   (313)    (471)
   Income before the cumulative effects of
   accounting changes  . . . . . . . . . .   1,820      850    1,173   1,913    1,610
   Cumulative effects of accounting
   changes . . . . . . . . . . . . . . . .      --     (924)     311      --       --
             Net income (loss) . . . . . .$  1,820 $    (74)$  1,484 $ 1,913  $ 1,610

   *Other   operations   include   investments   in    laser   manufacturing,
   photovoltaics       and  biotechnology;  investments   in  hazardous-waste
   incineration facilities;    offshore contract drilling; interests in  real
   estate development; and other   corporate diversification activities.

   1993 vs. 1992

        United States Exploration and Production

        U.S. exploration and production operations earned $811 million in 1993 compared with $778 million in 1992 and $595 million in 1991. Year-to-year comparisons of U.S. results were affected by various items, summarized in the table below.

   incr./(decr.) earnings                        1993       1992       1991
                                                   (millions of dollars)
   Environmental provisions  . . . . . . . . $      (63) $     --  $       --
   Tax obligations . . . . . . . . . . . . .        (25)       --          --
   Restructurings  . . . . . . . . . . . . .         --       (94)         --

        Adjusting the respective periods for the items shown, 1993 results were $27 million above the comparable 1992 period mainly as a result of higher prices and volumes for natural gas and lower exploration expenses. Offsetting were lower crude oil prices and production volumes.

        U.S. natural gas prices averaged $1.88 per thousand cubic feet ("mcf") for 1993, an increase of about $.23 per mcf over 1992, reflecting increased demand and a more favorable supply and demand balance.

        Amoco's crude oil prices averaged about $16 per barrel in 1993, down 10 percent or about $2 per barrel compared with 1992. Prices remained relatively constant through the first six months of 1993, but declined over the latter half of 1993 reflecting increased worldwide supply. As a result, the average price in December 1993 was about $5 per barrel below the corresponding December 1992 average.

                                         1993    1992    1991   1990    1989
   Average U.S. selling price
     Crude oil
       (dollars per barrel)  . . . . .   15.96   17.79   18.31  21.60   17.36
     Natural gas liquids
       (dollars per barrel)  . . . . .   10.79   11.43   11.69  12.84    8.08
     Natural gas*
       (dollars per mcf) . . . . . . .    1.88    1.65    1.52   1.83    1.77

   *Excludes effect of contract settlements.

        U.S. natural gas production averaged 2.4 billion cubic feet per day in 1993, 2 percent above 1992, reflecting increased deliverability, higher demand and increased marketing efforts. Crude oil and natural gas liquids ("NGL") production averaged 305,000 barrels per day in 1993, 5 percent below 1992, mainly due to normal field declines.

        Non-U.S. Exploration and Production

        Operations outside the U.S. were affected by various items, as shown below:

   incr./(decr.) earnings                        1993       1992       1991
                                                   (millions of dollars)
   Gains on dispositions . . . . . . . . . . $      190  $     --  $       --
   Restructurings  . . . . . . . . . . . . .       (170)     (258)       (43)
   Sharjah natural gas settlement  . . . . .         --        90         --
   Norwegian tax legislation . . . . . . . .         --       (39)        --

        Canadian exploration and production operations earned $338 million in 1993 compared with a loss of $81 million in 1992. In 1993, Amoco disposed of 65 percent of its equity investment in Crestar Energy Inc., resulting in a $120 million gain. Amoco also sold a significant portion of non-core properties, which resulted in a $70 million benefit and lowered production volumes by approximately 8 percent. Results in 1992 were affected by charges of $236 million related to restructuring, property dispositions and work force reductions. Excluding these items, 1993 earnings were $7 million below 1992's level as higher natural gas prices and volumes and a significant reduction in expenses were more than offset by declining crude oil prices and lower currency gains. Natural gas production averaged 916 million cubic feet per day in 1993, an increase of 13 percent over 1992, reflecting increased demand. Crude oil and NGL production averaged 84,000 barrels per day in 1993 and 89,000 barrels per day in 1992.

        Exploration and production activities in Europe incurred losses of $100 million in 1993 and $103 million in 1992. Excluding one-time Norwegian tax charges in 1992, losses increased by $36 million due to lower crude oil prices and higher expenses associated with increased activity in Eurasia. Natural gas production of 259 million cubic feet per day was 3 percent below 1992. Crude and NGL production averaged 51,000 barrels per day in 1993, compared with 55,000 barrels per day in 1992.

        Exploration and production operations in other areas incurred a loss of $54 million in 1993, compared with earnings of $277 million in 1992. Included in 1993 results were charges of $170 million related to the writedown of Congo operations to current recoverable value. Included in 1992 earnings were benefits of $90 million related to natural gas contract settlements. Exclusive of these items, results for 1993 of $116 million were $71 million below 1992 due to lower crude oil volumes and prices and lower currency gains. Partly offsetting was reduced exploration expense. Natural gas production averaged 530 million cubic feet per day in 1993, 6 percent higher than 1992, reflecting new production in Sharjah and Trinidad. Crude oil and NGL production averaged 238,000 barrels per day in 1993, 3 percent below the 1992 level.

   1992 vs. 1991

        U.S. exploration and production operations earned $778 million in 1992 compared with $595 million in 1991. The increase over 1991 earnings primarily resulted from higher natural gas prices and volumes and lower operating costs and exploration expenses. Partly offsetting were lower crude oil production and prices and charges related to restructuring of $94 million.

        In 1992, earnings outside the U.S. for exploration and production operations totaled $93 million, compared with $214 million in 1991. The decrease mainly resulted from restructuring charges of $258 million, charges of $39 million relating to the effects of Norwegian tax legislation, lower crude oil and NGL volumes and higher depreciation, depletion and amortization. Offsetting were favorable currency effects, lower operating expenses and the Sharjah natural gas settlement.

   Outlook

        Amoco and the oil industry will continue to be affected by the price volatility of crude oil and natural gas. Amoco's future performance is expected to be affected by ongoing efforts to reduce costs, the divestment of marginal operations and concentration of new investments in areas of competitive advantage. The Corporation will continue to focus on growth internationally and to pursue attractive new business opportunities worldwide.

        Refining, Marketing and Transportation

   1993 vs. 1992

        Worldwide refining, marketing and transportation operations earned $826 million for 1993, compared with earnings of $462 million for 1992 and $644 million for 1991. Results for 1993 included benefits of $59 million due to a reduction in previous estimates of future costs for environmental remediation. Operations also benefited $50 million from the drawdown of inventories valued under the last-in, first-out ("LIFO") method. Earnings for 1992 included charges of $51 million for anticipated losses on asset dispositions and work force reductions. Excluding these items, the earnings improvement of $204 million in 1993 reflected higher refined product margins. Operating costs also declined in 1993, resulting from continuing efforts to reduce expenses.

        Amoco's 1993 operating results outside the United States, consisting primarily of NGL supply and marketing activities in Canada and marine transportation, increased over 1992, partly reflecting restructuring efforts.

        U.S. refined product margins increased from 1992 levels as crude oil prices declined more than product prices. Refined product prices averaged

   58  cents per gallon  compared with 61  cents per  gallon for 1992.   U.S.
   refined product selling prices, excluding consumer excise taxes, and refinery utilization data for the past five years are shown below.

   United States                      1993     1992    1991     1990    1989
   Cents per gallon:
   Average selling price
     Gasoline  . . . . . . . . . .    66.4     71.3     74.7    83.4    71.0
     Total refined products  . . .    57.5     60.9     64.9    72.9    60.7
   Average cost of crude input . .    39.6     44.6     45.5    55.0    44.1
   Percent:
     Refinery capacity utilization    96.9     95.3     90.9    91.8    91.1
     Refinery yield  . . . . . . .   106.8    106.9    106.9   106.3   106.5

        Refined product sales volumes in the United States averaged 1,131,000 barrels per day in 1993 compared with 1,088,000 barrels per day in 1992. Gasoline sales volumes were up 3 percent in 1993 while distillate sales increased 5 percent. Canadian NGL sales volumes of 172,000 barrels per day in 1993 increased slightly over 1992 levels.

        Refining  capacity  utilization  of 97  percent  was  up  from 1992's
   utilization   rate   of  95   percent,   reflecting   continued  operating
   efficiencies.

   1992 vs. 1991

        In 1992, earnings of $462 million compared with 1991 earnings of $644 million. Excluding special items, the decrease in earnings between the two years primarily resulted from lower refined product margins reflecting strong price competition, particularly for gasoline.

   Outlook

        Amoco's refining, marketing and transportation operations will continue to be affected by volatility in crude oil prices and the overall industry supply-demand balance for refined products. Environmental initiatives, including a commitment to provide a product slate that is responsive to environmental concerns and regulations, could require significant additional investments in refining and marketing facilities. Amoco continues its strong focus on controlling costs and implementing new technologies to further upgrade facilities and improve operating efficiencies.

        Chemicals

   1993 vs. 1992

        Chemical operations earned $240 million for 1993, compared with a loss of $94 million in 1992 and earnings of $68 million in 1991. Included in 1992 results were charges of $265 million primarily associated with restructuring. Adjusting for those charges, 1993 earnings improved $69 million over 1992 as benefits of cost-containment, restructuring and a strong purified terephthalic acid ("PTA") market favorably affected earnings. Weak margins for olefins and polypropylene partly offset these favorable effects.

        In 1993 overall chemical sales volumes improved slightly over 1992. Sales volumes for PTA were up 11 percent, as worldwide demand for PTA continued to grow. Polypropylene volumes also increased 11 percent, reflecting the full-year effect of operating the new unit added at the Chocolate Bayou plant, near Alvin, Texas, in mid-1992. Weak demand in the olefins industry caused olefins volumes to decline in 1993. The overall capacity utilization rates were 88 percent in both 1993 and 1992.

        Chemical margins for most product lines were down in 1993. Margins were lower for olefins and polypropylene due to overcapacity in their respective markets. However, PTA margins were higher resulting from the strong market demand mentioned above.

   1992 vs. 1991

        In 1992 chemical activities incurred a loss of $94 million compared with earnings of $68 million in 1991. Adjusting for $265 million in restructuring charges, 1992 earnings were up $103 million over 1991 resulting from expense reduction measures and the restructuring of selected plastics and specialty businesses.

   Outlook

        Chemical operations continue to be influenced by the worldwide economic environment and the chemical industry supply and demand balance. In anticipation of growth in worldwide demand for chemicals, Amoco will increase the emphasis placed on its attractive core commodity petrochemical strengths, while continuing to implement successful process-improvement and cost-control strategies. Amoco also will focus on broadening the current commodity chemical portfolio and diversifying into specialty chemical and polymer conversion businesses.

        Other Operations

        Other operations include investments in laser manufacturing, photovoltaics and biotechnology; investments in hazardous-waste incineration facilities; offshore contract drilling; interests in real estate development; and other corporate diversification activities.

        Other operations incurred a loss of $45 million in 1993, compared with losses of $179 million and $69 million, respectively, for 1992 and 1991. The higher losses for 1992 reflected charges of $99 million for anticipated losses on the disposition of non-strategic investments. Excluding these items, losses in other operations were mainly associated with technology activities. In 1993, the Corporation sold its 49 percent interest in a fertilizer manufacturing venture in Trinidad, and its interest in Ok Tedi Mining Ltd. in Papua, New Guinea. The Corporation is no longer involved in the mining business.

        Corporate Activities

        Corporate activities, including net interest and other corporate expenses, were net expenses of $196 million for 1993, compared with net expenses of $210 million for 1992 and $279 million in 1991. Included in the 1993 results were prior-year tax benefits of $101 million and losses associated with early retirement of higher interest-rate debt. Included in 1992 results were favorable effects of $70 million primarily related to revised estimates of tax obligations and early retirement of debt, and charges of $38 million for work force reductions. Net expenses in 1991 included charges of $47 million related to the AMOCO CADIZ judgment. Adjusting for these items over the years shown, net expense increased $11 million between 1992 and 1993 and $10 million between 1991 and 1992.

        Liquidity and Capital Resources

        In 1993, cash flow from operating activities amounted to $3.5 billion, compared with $3 billion in 1992 and $3.3 billion in 1991.

        Total debt was $5.1 billion at year-end 1993. Debt as a percent of debt-plus-equity was 27.1 percent at December 31, 1993, compared with 28.8 percent at year-end 1992. During 1993, Amoco retired approximately $1 billion of higher interest-rate debt and replaced it largely with the issuance of short-term commercial paper. Also, in 1992 and 1993, Amoco Canada Petroleum Company Ltd. ("Amoco Canada") debt was substantially refinanced. As part of the refinancing, Amoco and Amoco Company have guaranteed certain debt issues of Amoco Canada. See Notes 7 and 9 to the Consolidated Financial Statements.

        Working capital was $751 million at year-end 1993, compared with $810 million at year-end 1992. At year-end 1993, the Corporation's current ratio was 1.14 to 1 compared with the current ratio at December 31, 1992 of 1.16 to 1. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational capability or flexibility since the Corporation has ready access to both short-term and long-term debt markets.

        Amoco's short-term liquidity position is better than the reported figures indicate since the inventory component of working capital is valued in part under the LIFO method whereas other elements of working capital are reported at amounts more indicative of their current values. If inventories were valued at current replacement costs, it is estimated that inventories would have been $900 million higher at December 31, 1993. As a result, the level of working capital would rise and an increase in the current ratio would result.

        The Corporation believes its strong financial position will permit the financing of its business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At December 31, 1993, bank lines of credit available to support commercial paper borrowings were $490 million, all of which were supported by commitment fees. To maintain flexibility, a $500 million shelf registration statement for debt securities remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

        The Corporation has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations. These amounts relate to various refining and marketing sites, chemical locations, and oil and gas operations, including multiparty sites at which Amoco has been identified as a potentially responsible party by the U.S. Environmental Protection Agency. Such estimated costs will be refined over time as remedial requirements and regulations become better defined. However, any additional costs cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology, regulatory changes and other factors. Although future costs could be significant, they are not expected to be material in relation to Amoco's liquidity or consolidated financial position. In total, the accrued liability represents a reasonable best estimate of Amoco's remediation liability. See Notes 1 and 21 to the Consolidated Financial Statements.

        The Corporation and its subsidiaries maintain insurance coverage for environmental pollution resulting from the sudden or accidental release of pollutants. Amoco is self-insured for up to $35 million from the sudden or accidental release of pollutants per occurrence. Amoco currently does not carry insurance coverage with respect to other types of environmental obligations, except when required by regulation or contract. The financial statements do not reflect any significant recovery from claims under prior or current insurance coverage.

        At December 31, 1993, the Corporation's reserves for future environmental remediation costs totaled $683 million, of which $401 million related to refining and marketing sites. The Corporation also maintains reserves associated with dismantlement, restoration and abandonment of oil and gas properties, which totaled $590 million at December 31, 1993.

        Capital expenditures resulting from existing environmental regulations, primarily related to refining and marketing sites, totaled $360 million in 1993. Excluded from that total was $419 million for operating costs and amounts spent on research and development, and $104 million of mandated and voluntary spending charged against the remediation liability. Amoco's 1994 estimated capital spending for environmental cleanup and protection projects is expected to be approximately $250 million.

        Capital and exploration expenditures in 1993 totaled $3.3 billion, an increase of 12 percent from the $3 billion spent in 1992.

                                             1993   1992   1991   1990   1989
                                                     (millions of dollars)
   Capital and exploration expenditures
     Exploration and production
       United States . . . . . . . . . . . $  669 $  472 $  965 $1,023 $  974
       Canada  . . . . . . . . . . . . . .    275    166    294    285    377
       Europe  . . . . . . . . . . . . . .    493    538    549    331    194
       Other . . . . . . . . . . . . . . .    682    578    690    706    517
     Refining, marketing and
     transportation  . . . . . . . . . . .    685    806    689    617    606
     Chemicals . . . . . . . . . . . . . .    370    320    520    582    528
     Other operations  . . . . . . . . . .    126     60    142     81    108
     Corporate . . . . . . . . . . . . . .     46     56     82     89     65
             Total . . . . . . . . . . . . $3,346 $2,996 $3,931 $3,714 $3,369
   Petroleum exploration expenditures
   charged to income (included above)
        United States  . . . . . . . . . . $   90 $  140 $  262 $  230 $  301
        Canada . . . . . . . . . . . . . .     47     72     73     89    169
        Europe . . . . . . . . . . . . . .    151    150    144     99     89
        Other  . . . . . . . . . . . . . .    241    300    311    275    167
             Total . . . . . . . . . . . . $  529 $  662 $  790 $  693 $  726

        A capital and exploration expenditure budget of $3 billion has been approved for 1994. Exploration and production spending for 1994 is forecast at $1.9 billion, the largest portion of which will be spent outside the United States. Capital outlays of approximately $1 billion are anticipated to be split equally between chemical operations and refining, marketing and transportation activities. It is anticipated that the 1994 capital and exploration expenditures budget will be financed primarily by funds generated internally. The planned expenditure level is subject to adjustment as changing economic conditions may indicate.

        In March 1994, management of the Corporation announced to its employees that the organizational structure of the Corporation will be changed in an effort to reduce costs and increase effectiveness. Management currently anticipates that the new structure will be finalized in the last half of 1994.


   Item 8.  Financial Statements and Supplemental Information
         Index to Financial Statements and Supplemental Information      Page
   Report of Independent Accountants . . . . . . . . . . . . . . . . . .  33
   Consolidated Financial Statements:
      Consolidated Statement of Income . . . . . . . . . . . . . . . . .  34
      Consolidated Statement of Financial Position . . . . . . . . . . .  35
      Consolidated Statement of Shareholders' Equity . . . . . . . . . .  36
      Consolidated Statement of Cash Flows . . . . . . . . . . . . . . .  37
      Notes to Consolidated Financial Statements . . . . . . . . . . . .  38
      Financial Statement Schedules:
        Property, Plant and Equipment (Schedule V) . . . . . . . . . . .  78
        Accumulated Depreciation, Depletion, and Amortization of
             Property, Plant and Equipment (Schedule VI) . . . . . . . .  79
        Valuation and Qualifying Accounts (Schedule VIII)  . . . . . . .  80
        Short-Term Obligations (Schedule IX) . . . . . . . . . . . . . .  81
        Supplementary Income Statement Information (Schedule X)  . . . .  82
   Supplemental Information:
      Quarterly Results and Stock Market Data  . . . . . . . . . . . . .  64
      Oil and Gas Exploration and Production Activities  . . . . . . . .  65

        Separate financial statements of subsidiary companies not consolidated, and of 50 percent or less owned companies accounted for by the equity method, have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.

                       REPORT OF INDEPENDENT ACCOUNTANTS


   To the Board of Directors and Shareholders of Amoco Corporation

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amoco Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Amoco Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 15 to the consolidated financial statements, Amoco Corporation changed its method of accounting for income taxes by adopting Statements of Financial Accounting Standards Nos. 109 and 96 in 1992 and 1991, respectively. Also in 1992, Amoco Corporation adopted Statement of Financial Accounting Standards No. 106, discussed in Note 19, and accordingly changed its method of accounting for postretirement benefits other than pensions.





   PRICE WATERHOUSE

   Chicago, Illinois
   February 22, 1994

                       AMOCO CORPORATION AND SUBSIDIARIES

                           _________________________

                        CONSOLIDATED STATEMENT OF INCOME

                                                         Year Ended December 31
                                                        1993      1992       1991
                                                      (millions of dollars, except
                                                           per-share amounts)
   Revenues:
     Sales and other operating revenues  . . . . . .  $ 25,336   $25,280    $25,325
     Consumer excise taxes . . . . . . . . . . . . .     2,824     2,738      2,649
     Other income  . . . . . . . . . . . . . . . . .       457       201        322
       Total revenues  . . . . . . . . . . . . . . .    28,617    28,219     28,296
   Costs and expenses:
     Purchased crude oil, petroleum products and
      merchandise  . . . . . . . . . . . . . . . . .    12,878    12,495     12,230
     Operating expenses  . . . . . . . . . . . . . .     4,688     5,309      4,752
     Petroleum exploration expenses, including
       exploratory dry holes . . . . . . . . . . . .       529       662        790
     Selling and administrative expenses . . . . . .     1,849     2,319      2,149
     Taxes other than income taxes . . . . . . . . .     3,648     3,744      3,599
     Depreciation, depletion, amortization, and
      retirements and abandonments . . . . . . . . .     2,193     2,440      2,239
     Interest expense  . . . . . . . . . . . . . . .       325       247        502
       Total costs and expenses  . . . . . . . . . .    26,110    27,216     26,261
     Income before income taxes  . . . . . . . . . .     2,507     1,003      2,035
     Income taxes  . . . . . . . . . . . . . . . . .       687       153        862
     Income before the cumulative effects of
     accounting changes  . . . . . . . . . . . . . .     1,820       850      1,173
     Cumulative effects of accounting changes  . . .        --      (924)       311
       Net income (loss) . . . . . . . . . . . . . .  $  1,820   $   (74)   $ 1,484

     Income per share before the cumulative effects
      of accounting changes  . . . . . . . . . . . .  $   3.66   $  1.71    $  2.36
     Cumulative effects of accounting changes  . . .        --     (1.86)       .62
     Net income (loss) per share . . . . . . . . . .  $   3.66   $  (.15)   $  2.98

          (The accompanying notes are an integral part of these statements.)


                       AMOCO CORPORATION AND SUBSIDIARIES
                             _____________________

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                December 31
                                                              1993        1992
                                                           (millions of dollars)
                           ASSETS
   Current Assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . .    $    103     $   156
    Marketable securities--at cost, which approximates
     market  . . . . . . . . . . . . . . . . . . . . . .       1,114       1,132
    Accounts and notes receivable (less allowances of
     $65 on December 31, 1993, and $87 on December 31,
     1992) . . . . . . . . . . . . . . . . . . . . . . .       3,196       2,950
    Inventories  . . . . . . . . . . . . . . . . . . . .       1,110         989
    Prepaid expenses and income taxes  . . . . . . . . .         571         568
                                                               6,094       5,795
   Investments and other assets:
    Investments and related advances . . . . . . . . . .         318         525
    Long-term receivables and other assets . . . . . . .         705         739
                                                               1,023       1,264
   Properties--at cost, less accumulated depreciation,
   depletion and amortization of $23,204 on December 31,
   1993, and $22,204 on December 31, 1992  . . . . . . .      21,369      21,394
                                                            $ 28,486     $28,453





                                                                December 31
                                                              1993        1992
                                                           (millions of dollars)

            LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
    Current portion of long-term obligations . . . . . .    $     53     $    46
    Short-term obligations . . . . . . . . . . . . . . .       1,007         218
    Accounts payable . . . . . . . . . . . . . . . . . .       2,473       2,778
    Accrued liabilities  . . . . . . . . . . . . . . . .         974       1,203
    Taxes payable (including income taxes) . . . . . . .         836         740
                                                               5,343       4,985
   Long-term obligations:
    Debt . . . . . . . . . . . . . . . . . . . . . . . .       4,034       5,005
    Capitalized leases . . . . . . . . . . . . . . . . .           3         108
                                                               4,037       5,113
   Deferred credits and other non-current liabilities:
    Income taxes . . . . . . . . . . . . . . . . . . . .       2,995       2,940
    Other  . . . . . . . . . . . . . . . . . . . . . . .       2,425       2,433
                                                               5,420       5,373
   Minority interest . . . . . . . . . . . . . . . . . .          21          22
   Shareholders' equity:
    Common stock (authorized 800,000,000 shares; issued
     and outstanding as of December 31, 1993--496,401,099
     shares; December 31, 1992--496,302,684 shares)  . .       2,147       2,126
    Earnings retained and invested in the business . . .      11,557      10,855
    Foreign currency translation adjustment  . . . . . .         (39)        (21)
   Total Shareholders' Equity  . . . . . . . . . . . . .      13,665      12,960
                                                            $ 28,486     $28,453

   (The successful efforts method of accounting is followed for costs incurred in oil and gas producing activities.)
   (The accompanying notes are an integral part of these statements.)


                       AMOCO CORPORATION AND SUBSIDIARIES
                           ___________________________

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                    Earnings
                                                    Retained
                                                       and
                                                    Invested     Foreign
                                                       in       Currency
                                           Common      the     Translation
                                           Stock    Business   Adjustment     Total
                                            (millions of dollars, except per-share
                                                           amounts)
   Balance on December 31, 1990  . . .    $ 2,138   $ 11,925   $        5    $14,068
     Net income  . . . . . . . . . . .                 1,484                   1,484
     Cash dividends of $2.20 per share                (1,098)                 (1,098)
     Foreign currency translation
     adjustment  . . . . . . . . . . .                                  1          1
     Acquisitions of common stock (net)       (23)      (276)                   (299)
   Balance on December 31, 1991  . . .      2,115     12,035            6     14,156
     Net loss  . . . . . . . . . . . .                   (74)                    (74)
     Cash dividends of $2.20 per share                (1,091)                 (1,091)
     Foreign currency translation
     adjustment  . . . . . . . . . . .                                (27)       (27)
     Issuances of common stock (net) .         11        (15)                     (4)
   Balance on December 31, 1992  . . .      2,126     10,855          (21)    12,960
     Net income  . . . . . . . . . . .                 1,820                   1,820
     Cash dividends of $2.20 per share                (1,092)                 (1,092)
     Foreign currency translation
     adjustment  . . . . . . . . . . .                                (18)       (18)
     Issuances of common stock (net) .         21        (26)                     (5)
   Balance on December 31, 1993  . . .    $ 2,147   $ 11,557   $      (39)   $13,665

       (The accompanying notes are an integral part of these statements.)

                       AMOCO CORPORATION AND SUBSIDIARIES
                            _______________________

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Year Ended December 31
                                                     1993       1992      1991
                                                       (millions of dollars)
   Cash flows from operating activities:
     Net income (loss) . . . . . . . . . . . . .   $ 1,820    $   (74)   $ 1,484
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
      Depreciation, depletion, amortization, and
       retirements and abandonments  . . . . . .     2,193      2,440      2,239
      (Increase) decrease in receivables . . . .       (18)       476        731
      (Increase) decrease in inventories . . . .       (89)       130        (15)
      Decrease in payables and accrued
       liabilities . . . . . . . . . . . . . . .      (371)      (788)      (698)
      Deferred taxes and other items . . . . . .       (44)       (88)      (166)
      Cumulative effects of accounting changes .         -        924       (311)
      Net cash provided by operating activities      3,491      3,020      3,264

   Cash flows from investing activities:
     Capital expenditures  . . . . . . . . . . .    (2,817)    (2,334)    (3,141)
     Proceeds from dispositions of property and
      other assets . . . . . . . . . . . . . . .       594        452        747
     New investments, advances and business
      acquisitions . . . . . . . . . . . . . . .      (200)      (126)       (25)
     Proceeds from sales of investments  . . . .       256          8         36
     Other . . . . . . . . . . . . . . . . . . .        (2)        18         27
     Net cash used in investing activities . . .    (2,169)    (1,982)    (2,356)

   Cash flows from financing activities:
     New long-term obligations . . . . . . . . .     1,313      3,061        630
     Repayment of long-term obligations  . . . .    (2,286)    (3,147)      (835)
     Cash dividends paid . . . . . . . . . . . .    (1,092)    (1,091)    (1,098)
     Issuances of common stock . . . . . . . . .        27         25        236
     Acquisitions of common stock  . . . . . . .       (32)       (29)      (535)
     Increase (decrease) in short-term
      obligations  . . . . . . . . . . . . . . .       677       (152)      (122)
     Net cash used in financing activities . . .    (1,393)    (1,333)    (1,724)
   Decrease in cash and marketable securities  .       (71)      (295)      (816)

   Cash and marketable securities-beginning of
    year . . . . . . . . . . . . . . . . . . . .     1,288      1,583      2,399
   Cash and marketable securities-end of year  .   $ 1,217    $ 1,288    $ 1,583

       (The accompanying notes are an integral part of these statements.)

                       AMOCO CORPORATION AND SUBSIDIARIES
                           __________________________

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1.  Accounting Policies

        Principles of Consolidation

        The operations of all significant subsidiaries in which the Corporation directly or indirectly owns more than 50 percent of the voting stock are included in the consolidated financial statements. The Corporation also consolidates its proportionate share of assets, liabilities and results of operations of oil and gas joint ventures and undivided interest in pipeline companies. Investments in other companies in which less than a majority interest is held are generally accounted for by the equity method.

        Inventories

        Inventories are carried at the lower of current market value or cost. Cost is determined under the last-in, first-out ("LIFO") method for the majority of inventories of crude oil, petroleum products and chemical products. The costs of remaining inventories are determined on the first-in, first-out ("FIFO") or average cost methods.

        Costs Incurred in Oil and Gas Producing Activities

        The Corporation follows the successful efforts method of accounting. Costs of property acquisitions, successful exploratory wells, all development costs (including CO2 and certain other injected materials in enhanced recovery projects) and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when determined to be non-productive. Production costs, overhead and all exploration costs other than exploratory drilling are charged against income as incurred.

        Depreciation, Depletion and Amortization

        Generally, depreciation of plant and equipment, other than oil and gas facilities, is computed on a straight-line basis over the estimated economic lives of the facilities. Assets held under capital leases are generally amortized over the terms of the leases. Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs and depreciation of tangible lease and well equipment are computed on the unit-of-production method.

        The portion of costs of unproved oil and gas properties estimated to be non-productive is amortized over projected holding periods.

                       AMOCO CORPORATION AND SUBSIDIARIES
                           __________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The estimated costs to dismantle, restore and abandon oil and gas properties are accrued over the properties' remaining productive lives on the unit-of-production method.

        Retirements

        Upon normal retirement or replacement of facilities, the gross book value less salvage is charged to accumulated depreciation. Gains or losses from abnormal retirements or sales are credited or charged to income.

        Maintenance and Repairs

        All maintenance and repair costs are charged against income, while significant improvements are capitalized.

        Income Taxes

        Provision is made in the Corporation's accounts to reflect the current and deferred tax consequences of transactions that have been recognized in the financial statements.

        Futures Contracts

        The Corporation periodically enters into futures and options contracts generally to hedge its exposure to price fluctuations on hydrocarbon transactions, and to hedge its exposure to fluctuations in currency exchange rates on borrowings in foreign currencies. Recognized gains and losses on hedge contracts are reported as a component of the related transaction.

        Translation of Foreign Currencies

        The  U.S. dollar has been determined to be the appropriate functional
   currency  for   essentially   all  operations   except  foreign   chemical
   operations.

        Environmental Liabilities

        The Corporation has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to current and past activities, including obligations for previously disposed assets or businesses. In the case of long-lived cleanup projects, the effects of inflation and other factors, such as improved application of known technologies and methodologies, are considered in determining the amount of estimated liabilities. The undiscounted accrued amount primarily consists of costs such as site assessment, monitoring, equipment, utilities and soil and ground water treatment and disposal. The estimated environmental remediation obligation has not been reduced for probable recoveries from third parties.

                       AMOCO CORPORATION AND SUBSIDIARIES
                          ___________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Net Income Per Share

        Net income per share of common stock is based on the monthly weighted average number of shares outstanding during the year.

   Note 2.  Acquisitions, Dispositions and Special Items

        In 1993, new investments, advances and business acquisitions totaled $200 million, including the purchase of Phillips Fibers Corporation. Proceeds from dispositions of property and other assets and from sales of investments totaled $850 million, including certain non-strategic properties and investments in Canada for approximately $471 million.

        Earnings in 1993 included gains of $120 million relating to the Corporation's disposition of 65 percent of the equity investment in a Canadian company, Crestar Energy Inc., in connection with its initial public offering. Also included were gains of $70 million associated with the disposition of certain Canadian properties. Earnings in 1993 included after-tax charges of $170 million associated with the writedown of Congo exploration and production operations to current recoverable value.

        Earnings in 1992 were reduced by after-tax charges of $805 million, as part of a strategic reassessment of business operations. These charges included $473 million for costs of restructuring business units and related charges, including anticipated losses on the disposition of oil and gas properties and other non-strategic assets and investments; $181 million for charges related to work force reductions; and $151 million for other reserves and adjustments. Earnings were favorably affected by $90 million related to the settlement of natural gas contracts in Sharjah. Also favorably affecting earnings were benefits of $90 million associated with revised estimates of tax obligations and retirement of debt.

        In 1991, proceeds from dispositions of property and other assets totaled $747 million, including the sale of oil and gas properties in several states to Apache Corporation for approximately $500 million. Also, charges of $75 million were associated with the closing of the Casper, Wyo., refinery.

   Note 3.  Cash Flow Information

        The Consolidated Statement of Cash Flows provides information about changes in cash and cash equivalents, including cash in excess of daily requirements that is invested in marketable securities, substantially all of which have a maturity of three months or less when acquired. The effect of foreign currency exchange rate fluctuations on total cash and marketable securities balances was not significant.

                       AMOCO CORPORATION AND SUBSIDIARIES
                           _________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Net cash provided by operating activities reflects cash payments for interest and income taxes as follows:

                                              1993         1992          1991
                                                   (millions of dollars)
   Interest paid . . . . . . . . .           $ 367        $ 550        $  449

   Income taxes paid . . . . . . .           $ 632        $ 974        $1,341

   Note 4.  Inventories

        Inventories at December 31, 1993 and 1992, are shown in the following table:

                                                            December 31
                                                          1993        1992
                                                            (millions of
                                                              dollars)
   Crude oil and petroleum products  . . . . . . .     $     415   $     318
   Chemical products . . . . . . . . . . . . . . .           377         342
   Other products and merchandise  . . . . . . . .            21          26
   Materials and supplies  . . . . . . . . . . . .           297         303
     Total . . . . . . . . . . . . . . . . . . . .     $   1,110   $     989

        During the year ended December 31, 1993, the Corporation reduced certain inventory quantities which were valued at lower LIFO costs prevailing in prior years. The effect of this reduction was to increase net income by approximately $50 million. A smaller LIFO gain was included in 1992.

        Inventories carried under the LIFO method represented approximately 47 percent of total year-end inventory carrying values in 1993 and 48 percent in 1992. It is estimated that inventories would have been approximately $900 million higher than reported on December 31, 1993, and approximately $1.3 billion higher on December 31, 1992, if the quantities valued on the LIFO basis were instead valued on the FIFO basis.

   Note 5.  Amoco Credit Corporation

        Amoco Credit Corporation ("Credit") is a wholly owned finance subsidiary of the Corporation. Credit is primarily engaged in the business of financing certain accounts and notes receivable of the Corporation through the issuance of commercial paper and other short-term borrowings. The financial information of Credit included in the consolidated financial statements is provided in the following table:

                       AMOCO CORPORATION AND SUBSIDIARIES
                            _________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                   1993       1992      1991
   For the years ended December 31:                    (millions of dollars)
     Revenues  . . . . . . . . . . . . . . .      $   60    $    71   $   82
     Net income  . . . . . . . . . . . . . .      $   31    $    37   $   38

   At December 31:
     Assets, principally accounts receivable      $  287    $   321   $  385
     Liabilities, principally short-term
     borrowings  . . . . . . . . . . . . . .      $  244    $   219   $  320
     Shareholder's equity  . . . . . . . . .      $   43    $   102   $   65

   Note 6.  Property, Plant and Equipment

        Investment in properties at December 31, 1993 and 1992, detailed by industry segment, was as follows:

                                                      December 31
                                                   1993               1992
                                             Gross        Net         Net
                                                 (millions of dollars)
    Exploration and production:
      United States . . . . . . . . . .   $   15,057  $   6,935   $    7,071
      Non-U.S.  . . . . . . . . . . . .       12,982      5,008        5,207
    Refining, marketing and
    transportation  . . . . . . . . . .        9,817      5,797        5,730
    Chemicals . . . . . . . . . . . . .        5,265      2,668        2,442
    Other operations  . . . . . . . . .          768        546          555
    Corporate . . . . . . . . . . . . .          684        415          389
       Total  . . . . . . . . . . . . .   $   44,573  $  21,369   $   21,394
    Amounts related to capital leases
    included above  . . . . . . . . . .   $       72  $       7   $       92

   Note 7.  Short-Term Obligations

        Amoco's short-term obligations consist of notes payable and commercial paper. Notes payable as of December 31, 1993, totaled $71 million at an average annual interest rate of 3.2 percent, compared with $75 million at an average annual interest rate of 3.6 percent at year-end 1992. Commercial paper borrowings at December 31, 1993, were $936 million at an average annual interest rate of 3.4 percent compared with $143 million at an average annual interest rate of 3.5 percent as of December 31, 1992. The carrying value of short-term obligations as of December 31, 1993 and December 31, 1992, approximated estimated fair value.

                       AMOCO CORPORATION AND SUBSIDIARIES
                            _________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Bank lines of credit available to support commercial paper borrowings of the Corporation amounted to $490 million and $500 million at December 31, 1993 and 1992, respectively. All of these were supported by commitment fees.

        The Corporation also maintains compensating balances with a number of banks for various purposes. Such arrangements do not legally restrict withdrawal or usage of available cash funds. In the aggregate, they are not material in relation to total liquid assets.

   Note 8.  Accounts Payable

        Accounts payable at December 31, 1993 and 1992, included liabilities in the amount of $304 million and $342 million, respectively, for checks issued in excess of related bank balances but not yet presented for collection.

   Note 9.  Long-Term Debt

        Amoco's long-term debt resides principally with two Amoco subsidiaries--Amoco Company and Amoco Canada. Amoco Company functions as the principal holding company for all of Amoco's petroleum and chemical operations, except Canadian petroleum operations and selected other activities.

                       AMOCO CORPORATION AND SUBSIDIARIES
                            ________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The components of long-term debt and year-end rates are summarized as follows:

                                                              December 31
                                                              1993       1992
                                                             (millions of
                                                               dollars)
   Amoco Company
     7 7/8% Debentures due 2007  . . . . . . . . . . .  $       -- $      323
     8 5/8% Debentures due 2016  . . . . . . . . . . .         102        300
     7 7/8% Notes due 1996 . . . . . . . . . . . . . .          --        250
     9 3/4% Debentures due 2016  . . . . . . . . . . .          78        114
     9 7/8% Debentures due 2016  . . . . . . . . . . .          25        118
     6% Debentures due 1998  . . . . . . . . . . . . .          --         73
     Environmental and other industrial development
     obligations . . . . . . . . . . . . . . . . . . .         619        448
     U.K. Loans-6.2% Sterling(1) . . . . . . . . . . .         565        461
               -4% U.S. dollar(1)  . . . . . . . . . .         195        195
     Other indebtedness  . . . . . . . . . . . . . . .         423        514
      Subtotal   . . . . . . . . . . . . . . . . . . .       2,007      2,796
     Less current maturities . . . . . . . . . . . . .          43         22
      Total Amoco Company  . . . . . . . . . . . . . .       1,964      2,774
   Amoco Canada
     6 3/4% Debentures due 2005  . . . . . . . . . . .         299        --
     7 1/4% Notes due 2002 . . . . . . . . . . . . . .         299        299
     6 3/4% Debentures due 2023  . . . . . . . . . . .         296        --
     7.95% Debentures due 2022 . . . . . . . . . . . .         296        296
     7 1/4% Notes due 2002 . . . . . . . . . . . . . .         254        255
     7 3/8% Subordinated Exchangeable Debentures (SEDs)
          due 2013(2)  . . . . . . . . . . . . . . . .         457        456
     Commercial paper and bank loans . . . . . . . . .          --        721
     Other . . . . . . . . . . . . . . . . . . . . . .          36         57
      Subtotal   . . . . . . . . . . . . . . . . . . .       1,937      2,084
     Less current maturities . . . . . . . . . . . . .          --          4
      Total Amoco Canada   . . . . . . . . . . . . . .       1,937      2,080
   Other subsidiaries (less current maturities)  . . .         133        151
   Total long-term debt  . . . . . . . . . . . . . . .  $    4,034 $    5,005

   (1)Weighted average interest rate at December 31, 1993.
   (2)The SEDs are exchangeable for Amoco common stock at $52.50 per share.

        During 1993, Amoco retired $305 million of debt through a tender offer program that was initiated in October. In addition, Amoco called for redemption a total of $646 million in other securities. The majority of these obligations were replaced with commercial paper. Early

                       AMOCO CORPORATION AND SUBSIDIARIES
                           _________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   retirement of these issues resulted in a loss of $44 million. Amoco Canada substantially completed refinancing its long-term debt with the issuance of $600 million in debentures. Proceeds from these issues were used to repay the bank loans and the commercial paper. Amoco Corporation guarantees the outstanding public debt obligations of Amoco Company. Amoco Corporation and Amoco Company guarantee the Notes and Debentures of Amoco Canada, except for the SEDs.

        AmProp Inc., a real estate subsidiary, had long-term debt secured by real estate assets, totaling $88 million at year-end 1993, and $104 million at year-end 1992, which is not guaranteed by Amoco Corporation or Amoco Company.

        Of Amoco's total debt outstanding at December 31, 1993, approximately $600 million was denominated in foreign currencies. The Corporation has entered into foreign currency forward and option contracts that have been designated as hedges of the currency exposure on substantially all of that debt. Unrealized losses on these hedge contracts totaled $14 million and $115 million for 1993 and 1992, respectively, and were offset by currency gains on long-term debt. The estimated fair values of long-term debt outstanding as of December 31, 1993 and 1992 were $4,264 million and $5,120 million, respectively, based on quoted market prices for the same or similar issues, or the current rates offered to the Corporation for debt of the same remaining maturities.

        Annual maturities of total long-term debt during the next five years, including the portion classified as current, are $44 million in 1994, $200 million in 1995, $249 million in 1996, $205 million in 1997 and $266 million in 1998.

                       AMOCO CORPORATION AND SUBSIDIARIES
                           _________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   Note 10.  Leases

        The Corporation leases various types of properties, including service stations, tankers, buildings, railcars and other facilities, some of which are subleased to others, through operating leases. Some of the leases and subleases provide for contingent rentals based on refined product throughput.

        Summarized below as of December 31, 1993, are future minimum rentals payable and related sublease rental income for non-cancelable capital and operating leases. Also shown is a reconciliation of minimum rentals payable with the amount of capitalized lease obligations included in the Consolidated Statement of Financial Position as of December 31, 1993.

                                            Capital Leases   Operating Leases
                                           Rentals   Rental  Rentals   Rental
                                           Payable   Income  Payable   Income
                                                  (millions of dollars)
   1994  . . . . . . . . . . . . . . . .  $     10 $      - $     165 $     62
   1995  . . . . . . . . . . . . . . . .         2        -       132       61
   1996  . . . . . . . . . . . . . . . .         -        -       109       58
   1997  . . . . . . . . . . . . . . . .         -        -        96       55
   1998  . . . . . . . . . . . . . . . .         -        -        83       52
   After 1998  . . . . . . . . . . . . .         1        -       480      407
     Total minimum rentals . . . . . . .        13 $      - $   1,065 $    695
     Less--amounts representing
         interest  . . . . . . . . . . .         1
   Capitalized lease obligations
   (including $9 million payable within
   one year) . . . . . . . . . . . . . .  $     12

        Rental expense and related rental income applicable to operating leases for the three years ended December 31, 1993, are summarized below:

                                                     1993      1992      1991
                                                     (millions of dollars)
   Minimum rental expense  . . . . . . . . . .   $    229 $     253 $     298
   Contingent rental expense . . . . . . . . .         16        23        23
     Total . . . . . . . . . . . . . . . . . .        245       276       321
   Less--related rental income . . . . . . . .         84        85        90
     Net rental expense  . . . . . . . . . . .   $    161 $     191 $     231

                       AMOCO CORPORATION AND SUBSIDIARIES
                           _________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   Note 11.  Capital Stock

        There were  800,000,000  shares of  common  stock without  par  value
   authorized at December  31, 1993.   Details concerning share  transactions
   are shown below:

                               1993                  1992                1991
                          Shares      Amount      Shares  Amount     Shares    Amount
                         (thous)       (mil)     (thous)   (mil)    (thous)     (mil)
   Net shares on
   Jan. 1  . . . . .    496,303  $    2,126     496,335 $ 2,115    501,964  $  2,138
   Stock repurchases       (686)         (6)       (733)    (14)   (10,371)     (259)
   Sales and
   distributions
   under employee
   benefit plans,
   etc.  . . . . . .        784          27         701      25      4,742       236
   Net shares
   outstanding on
   December 31 . . .    496,401  $    2,147     496,303 $ 2,126    496,335  $  2,115

       In addition, there are 50 million shares of voting preferred stock and
   50  million  shares  of  non-voting preferred  stock  authorized.    As of
   December 31, 1993, none of the preferred stock had been issued.

   Note 12.  Foreign Currency

        A foreign currency gain of $47 million was reflected in income in 1993, compared with a gain of $129 million and a loss of $20 million for 1992 and 1991, respectively. In addition, net translation losses of $18 million and $27 million for 1993 and 1992, respectively, and a net translation gain of $1 million for 1991, were reflected in the foreign currency translation adjustment account in shareholders' equity.

                       AMOCO CORPORATION AND SUBSIDIARIES
                            ________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   Note 13.  Interest Expense

        The Corporation capitalizes interest cost related to the financing of major projects under development. All other interest is expensed as incurred. The components of interest expense are summarized in the following table:

                                                1993       1992       1991
                                                  (millions of dollars)
   Short-term obligations  . . . . . . . .   $     14   $     13   $      21
   Long-term obligations . . . . . . . . .        285        320         412
     Total external financing  . . . . . .        299        333         433
   Other interest expense  . . . . . . . .         39        (67)         87
                                                  338        266         520
   Less--capitalized interest  . . . . . .         13         19          18
     Net interest expense  . . . . . . . .   $    325   $    247   $     502

   Note 14.  Research and Development Expenses

        Research and development costs are expensed as incurred and amounted to $292 million in 1993, $300 million in 1992 and $330 million in 1991.

   Note 15.  Taxes

        Effective January 1, 1992, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 109. The cumulative effect of the accounting change, relating to years prior to 1992, was to increase deferred income tax liabilities as of January 1, 1992, and reduce net income by $68 million ($.14 per share). In addition, 1992 net income before the cumulative effect was $215 million ($.43 per share) greater than it would have been under SFAS No. 96, the previous method. The Corporation had adopted SFAS No. 96, effective January 1, 1991. The cumulative effect of that accounting change was to decrease deferred income tax liabilities and increase 1991 net income by $311 million, or $.62 per share.

                       AMOCO CORPORATION AND SUBSIDIARIES
                           _________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


        The aggregate federal and foreign deferred income tax liability represents the tax effect of the following items at December 31:

                                                        1993          1992
                                                    (millions of dollars)
   Operating loss and tax credit carryforwards .    $      630    $      684
   Exploration costs . . . . . . . . . . . . . .           286           373
   Postretirement benefits . . . . . . . . . . .           503           467
   Environmental costs . . . . . . . . . . . . .           380           395
   Other . . . . . . . . . . . . . . . . . . . .           507           604
   Gross deferred tax assets . . . . . . . . . .         2,306         2,523
   Deferred tax asset valuation allowance  . . .          (573)         (742)
   Net deferred tax assets . . . . . . . . . . .    $    1,733    $    1,781

   Accelerated depreciation  . . . . . . . . . .    $    3,367    $    3,318
   Intangible drilling costs . . . . . . . . . .           679           681
   Other . . . . . . . . . . . . . . . . . . . .           289           326
   Deferred tax liabilities  . . . . . . . . . .    $    4,335    $    4,325

           The  decrease  in  the  deferred  tax  asset  valuation  allowance
   primarily  reflects  recognition  of   tax  benefits  related  to  foreign
   operations and asset sales.

        The provision for income taxes is composed of:

                                                1993       1992       1991
                                                  (millions of dollars)
   Federal--current  . . . . . . . . . . .  $     104  $      326  $     488
          --deferred . . . . . . . . . . .        162        (366)      (160)
   Foreign--current  . . . . . . . . . . .        479         533        548
          --deferred . . . . . . . . . . .        (77)       (370)       (74)
   State and local . . . . . . . . . . . .         19          30         60
                                            $     687  $      153  $     862

                       AMOCO CORPORATION AND SUBSIDIARIES
                           _________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The following is a reconciliation between the provision for income taxes and income taxes determined by applying the federal statutory rate to income before income taxes:

                                     1993                     1992                   1991
                                            Percent                Percent                 Percent
                                                 of                     of                      of
                                 Amount     Pre-Tax      Amount    Pre-Tax      Amount     Pre-Tax
                             (millions)      Income  (millions)     Income  (millions)      Income
   Pretax income:
     U.S. source . . . . . $     1,553              $      613             $    1,361
     Foreign source  . . .         954                     390                    674
                           $     2,507              $    1,003             $    2,035

   Theoretical U.S. income
   tax . . . . . . . . . . $       878        35.0  $      341       34.0  $      692        34.0
   Increase (reduction) due
   to:
   Foreign taxes at rates
   in excess of U.S. rate           92         3.7         125       12.4         256        12.6
   Effect of foreign
   currency gains/losses .         (24)       (1.0)       (133)     (13.2)          9          .5
   Tax credits   . . . . .        (185)       (7.4)       (127)     (12.7)        (48)       (2.4)
   Tax-rate changes  . . .          53         2.1          39        3.9          (9)        (.4)
   Prior-year adjustments         (125)       (5.0)       (119)     (11.9)        (28)       (1.4)
   All other (net) . . . .          (2)         --          27        2.7         (10)        (.5)
                           $       687        27.4  $      153       15.2  $      862        42.4

        Taxes other than income taxes include:

                                                       1993     1992     1991
                                                      (millions of dollars)
   Consumer excise taxes . . . . . . . . . . . . .  $ 2,824 $  2,738 $  2,649
   Production and severance taxes
     United States . . . . . . . . . . . . . . . .      128      121      142
     Foreign . . . . . . . . . . . . . . . . . . .      110      363      219
   Property taxes  . . . . . . . . . . . . . . . .      315      287      285
   Social Security, corporation and other taxes  .      271      235      304
                                                    $ 3,648 $  3,744 $  3,599

        Undistributed earnings of certain foreign subsidiaries and joint-venture companies aggregated $341 million on December 31, 1993, which, under existing law, will not be subject to U.S. tax until

                       AMOCO CORPORATION AND SUBSIDIARIES
                            ________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

   Note 16.  Stock Option Plans

        The Corporation's stock option plans approved by shareholders provide for the granting of options with or without stock appreciation rights ("SARs") to key, managerial and other eligible employees to buy Corporation common stock at not less than 100 percent of the fair market value at the date of grant. Such options may be incentive stock options to the extent provided in the Internal Revenue Code. Options granted under the plans normally extend for 10 years and generally become exercisable two years after the date of the grant. Options with SARs permit holders to surrender exercisable options in exchange for payment determined by the amount by which the market value of the shares on the dates the rights are exercised exceeds the grant price. No options were granted with SARs in 1993. Such payments can be made in shares, cash or a combination at the discretion of the administering committee.

        Option plan transactions in 1993 are summarized in the following table:

                                                    Thousands     Price Range
                                                    of Shares       Per Share
   Options outstanding on Jan. 1, 1993 . . . .         9,259  $ 25.03 - 54.88
   Options granted . . . . . . . . . . . . . .         2,199  $ 53.69 - 57.44
   Options exercised . . . . . . . . . . . . .          (615) $ 25.03 - 54.13
   Options surrendered or terminated . . . . .          (172) $ 44.06 - 57.44
   Options canceled upon exercise of SARs  . .          (112) $ 25.03 - 52.44
   Options outstanding on Dec. 31, 1993  . . .        10,559  $ 28.25 - 57.44

        Of the total options outstanding on December 31, 1993, 692,492 were with SARs. Stock options for 6,396,005 shares were exercisable at year-end 1993. No options may be granted under the current plan after December 31, 2001.

        The Corporation's restricted stock grant plans provide for the awarding of shares of Corporation common stock to selected employees of Amoco and its participating subsidiaries, including officers and directors. Shares issued under the plans may not be sold or otherwise

                       AMOCO CORPORATION AND SUBSIDIARIES
                            ________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   transferred for a minimum period as established at the time of the grant. The shares generally are subject to forfeiture if the recipient's employment terminates during the specified period unless such termination is due to death, total disability or involuntary retirement. Shares issued have dividend and voting rights identical to other outstanding shares of the Corporation's common stock. During 1993, 58,535 shares were issued under the current plans. No restricted shares may be issued under the current plan after December 31, 2001.

   Note 17.  Employee Compensation Programs

        Management incentive compensation plans approved by shareholders provide for the granting of awards to key, managerial and other eligible executives of the Corporation and certain subsidiaries. Amounts charged against earnings in anticipation of awards to be made later were $10 million in 1993, $8 million in 1992 and $6 million in 1991. Awards made in 1993, 1992 and 1991 amounted to $13 million, $16 million and $19 million, respectively.

        The Amoco Performance Share Plan, which became effective in 1992, allocates Amoco stock to employees when the Corporation's total return to shareholders meets or exceeds the average return achieved by a select group of competitors. No contributions were made on behalf of employees in 1993 as the return on Amoco common stock was below the competitor average. The return on Amoco stock was above the competitor average in 1992. As a result, employees earned stock equal to 4.4 percent of base compensation, and the amount charged to expense in 1992 was $77 million.

   Note 18.  Retirement Plans

        The Corporation and its subsidiaries have a number of defined benefit pension plans covering most employees. Plan benefits are generally based on employees' years of service and average final compensation. Essentially all of the cost of these plans is borne by the Corporation. The Corporation makes contributions to the plans in amounts that are intended to provide for the cost of pension benefits over the service lives of employees.

                       AMOCO CORPORATION AND SUBSIDIARIES
                            _______________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The funded status of the plans as of December 31 for 1993 and 1992 was as follows:

                                                                     Plans for which
                                                                    Assets      Benefits
                                                                    Exceed       Exceeds
                                                                  Benefits        Assets
                                                                  (millions of dollars)
   1993
   Fair value of plan assets, principally equity and
   fixed-income securities . . . . . . . . . . . . . . . . . . $    2,432    $      216
   Actuarial present value of benefit obligations:
     Accumulated benefit obligation* . . . . . . . . . . . . .      2,213           347
     Additional benefits based on estimated future salary
     levels  . . . . . . . . . . . . . . . . . . . . . . . . .        479           111
     Projected benefit obligation (PBO)  . . . . . . . . . . .      2,692           458
   Plan assets under PBO . . . . . . . . . . . . . . . . . . .       (260)         (242)
   Unrecognized net gains at transition  . . . . . . . . . . .        (57)           (1)
   Other unrecognized net losses . . . . . . . . . . . . . . .        301           144
   Unrecognized prior service cost . . . . . . . . . . . . . .         79            13
   Net pension cost prepaid (accrued)  . . . . . . . . . . . . $       63    $      (86)

   1992
   Fair value of plan assets, principally equity and
   fixed-income securities . . . . . . . . . . . . . . . . . . $    2,364    $      189
   Actuarial present value of benefit obligations:
     Accumulated benefit obligation* . . . . . . . . . . . . .      1,833           287
     Additional benefits based on estimated future salary
     levels  . . . . . . . . . . . . . . . . . . . . . . . . .        476            79
     Projected benefit obligation  . . . . . . . . . . . . . .      2,309           366
   Plan assets over (under) PBO  . . . . . . . . . . . . . . .         55          (177)
   Unrecognized net gains at transition  . . . . . . . . . . .        (63)           (1)
   Other unrecognized net losses . . . . . . . . . . . . . . .         13            40
   Unrecognized prior service cost . . . . . . . . . . . . . .         85            41
   Net pension cost prepaid (accrued)  . . . . . . . . . . . . $       90    $      (97)

   * Accumulated benefits totaling $192 million and $28 million were non-vested at December 31, 1993 and 1992, respectively.

                       AMOCO CORPORATION AND SUBSIDIARIES
                            _________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

       The actuarial assumptions used for the Corporation's principal pension plans for 1993 and 1992 were as follows:

                                                               1993   1992
   Discount rate for service and interest cost . . . . . .     7.5%   7.5%
   Discount rate for the projected benefit obligation  . .     7.0%   7.5%
   Rate of compensation increase for the projected benefit
   obligation  . . . . . . . . . . . . . . . . . . . . . .     5.0%   6.0%
   Long-term rate of return on assets  . . . . . . . . . .    10.0%  10.0%

        The components of net pension cost for the past three years were as follows:

                                                1993        1992       1991
                                                   (millions of dollars)
   Service cost--benefits earned during the
   period  . . . . . . . . . . . . . . . . . $     102  $     114   $    106
   Interest cost on projected benefit
   obligation  . . . . . . . . . . . . . . .       204        221        213
   Actual return on assets . . . . . . . . .      (302)      (141)      (597)
   Less--unrecognized gain (loss)  . . . . .        50       (124)       355
                                                  (252)      (265)      (242)
   Curtailment gain  . . . . . . . . . . . .        --        (51)        --
   Amortization of unrecognized amounts  . .         1         11          4
   Net pension cost  . . . . . . . . . . . . $      55  $      30   $     81

        Most employees are also eligible to participate in defined contribution plans by contributing a portion of their compensation. The Corporation matches contributions up to specified percentages of each employee's compensation. Matching contributions charged to income were $96 million in 1993, $100 million in 1992 and $87 million in 1991.

   Note 19.  Other Postretirement Benefits

        The Corporation and its subsidiaries provide certain health care and life insurance benefits for retired employees. Substantially all of the Corporation's domestic employees and employees in certain foreign countries are provided these benefits through insurance companies whose premiums are based on benefits paid during the year. Effective January 1, 1992, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the cost of such benefits be recognized during employees' years of active service. Prior to 1992, the cost of providing benefits to retirees was expensed as paid, and amounted to $47 million in 1991.

                       AMOCO CORPORATION AND SUBSIDIARIES
                            ________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The cumulative effect of the accounting change, relating to benefits attributable to years of service prior to 1992, was to reduce 1992 net income by $856 million ($1.72 per share). In addition, the effect of adopting SFAS No. 106 in 1992 was to reduce net income by $64 million ($.13 per share). During 1992, the Corporation approved plan amendments which reduced the accumulated obligation by $270 million. The reduced costs associated with these amendments will be amortized prospectively over the average remaining years of service to full retirement eligibility of active employees.

        The status of the Corporation's unfunded plans as of December 31 for 1993 and 1992 was as follows:

                                                             1993     1992
                                                             (millions of
                                                               dollars)
   Accumulated benefit obligation
      Retirees . . . . . . . . . . . . . . . . . . . . .  $   668  $    679
      Fully eligible active plan participants  . . . . .      116        93
      Other active plan participants . . . . . . . . . .      475       433
      Total  . . . . . . . . . . . . . . . . . . . . . .    1,259     1,205
   Unrecognized net losses . . . . . . . . . . . . . . .      (56)      (81)
   Unrecognized prior service gains  . . . . . . . . . .      247       270
   Accrued postretirement benefit cost . . . . . . . . .  $ 1,450  $  1,394

        The actuarial assumptions used for the Corporation's principal postretirement benefit plans for 1993 and 1992 were as follows:

                                                              1993      1992
   Discount rate for the accumulated benefit obligation       7.0%      8.0%
   Rate of compensation increase for the accumulated
   benefit obligation  . . . . . . . . . . . . . . . . .      5.0%      6.0%
   Assumed current year health care cost trend rate
      --retirees under 65  . . . . . . . . . . . . . . .     12.0%     15.0%
      --Medicare eligible retirees . . . . . . . . . . .      9.0%     12.0%
   Assumed ultimate trend rate . . . . . . . . . . . . .      5.0%      6.0%
   Year ultimate health care cost rate will be achieved      2002      2002
   Effect of 1% increase in health care cost trend rates
   (millions)
       --annual aggregate service and interest costs . .     $ 17      $ 24
       --accumulated postretirement benefit obligation .     $144      $129

                       AMOCO CORPORATION AND SUBSIDIARIES
                            ________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The components of net postretirement benefit costs for 1993 and 1992 were as follows:

                                                             1993     1992
                                                             (millions of
                                                               dollars)
   Service cost-benefits earned during the period  . . .  $    32  $     44
   Interest cost on accumulated benefit obligation . . .       97       105
   Amortization and other  . . . . . . . . . . . . . . .      (22)      (10)
   Net postretirement benefit cost . . . . . . . . . . .  $   107  $   $139

   Note 20.  Litigation

        The Internal Revenue Service ("IRS") has challenged the application of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1982. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to those years. The Corporation has filed a petition in the U.S. Tax Court contesting the IRS statutory Notice of Deficiency. A similar amount of additional taxes is expected to be claimed for years 1983 through 1985 based upon a subsequent IRS audit. Any claims for years subsequent to 1985 would not be as significant as those for prior years. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns, and intends to contest the IRS claims. The Corporation is confident that it will prevail in the litigation. Consequently, this dispute is not expected to have a material adverse effect on the consolidated financial position of the Corporation.

   Note 21.  Other Contingencies and Commitments

        At December 31, 1993, contingent liabilities of the Corporation included guarantees of $51 million on outstanding loans of others. The Corporation also has entered into various working capital maintenance agreements and pipeline throughput and deficiency contracts with affiliated companies. These agreements supported an estimated $15 million of affiliated company borrowings at December 31, 1993. The fair value of these guarantees and agreements is considered to be substantially less than the nominal amounts of the outstanding borrowings.

        In the normal course of business, the Corporation has entered into contracts for the purchase of transportation capacity, materials and services over terms of up to 16 years. The remaining minimum payments required under these contracts at December 31, 1993, totaled $487 million.

                       AMOCO CORPORATION AND SUBSIDIARIES
                            ________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        A significant portion of Amoco's receivables are from other oil and gas and chemical companies. Although collection of these receivables could be influenced by economic factors affecting these industries, the risk of significant loss is considered remote.

        Amoco is subject to federal, state and local environmental laws and regulations. Amoco is currently participating in the cleanup of numerous sites pursuant to such laws and regulations. The reasonably estimable future costs of probable environmental obligations, including Amoco's probable costs for obligations for which Amoco is jointly and severally liable, and for assets or businesses that were previously disposed, have been provided for in the Corporation's results of operations. These estimated costs represent the amount of expenditures expected to be incurred in the future to remediate sites with known environmental obligations. The accrued liability represents a reasonable best estimate of Amoco's remediation liability. As the scope of the obligations becomes better defined, there may be changes in the estimated future costs, which could result in charges against the company's future results of operations. The ultimate amount of any such future costs, and the range within which such costs can be expected to fall, cannot be determined. Although the costs could be significant, they are not expected to have a material effect on Amoco's liquidity or consolidated financial position.

                       AMOCO CORPORATION AND SUBSIDIARIES
                            ________________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   Note 22.  Summarized Financial Data--Amoco Company

        The Corporation's principal subsidiary, Amoco Company, is the holding company for all petroleum and chemical operating subsidiaries except Amoco Canada. Amoco guarantees the outstanding public debt obligations of Amoco Company.

   Summarized financial data for Amoco Company are presented as follows:

                                                    1993      1992      1991
                                                    (millions of dollars)
   For the years ended December 31:
     Revenues (including excise taxes) . . . . $  25,930 $ 25,698   $ 25,307
     Operating profit  . . . . . . . . . . . . $   2,595 $  1,760   $  2,253
     Net income* . . . . . . . . . . . . . . . $   1,803 $  1,226   $  1,227
   At December 31:
     Current assets  . . . . . . . . . . . . . $   4,383 $  4,644   $  5,187
     Total assets  . . . . . . . . . . . . . . $  23,513 $ 23,645   $ 24,633
     Current liabilities . . . . . . . . . . . $   3,976 $  3,949   $  4,939
     Long-term obligations . . . . . . . . . . $   1,967 $  2,811   $  2,795
     Deferred credits  . . . . . . . . . . . . $   4,441 $  4,257   $  3,531
     Shareholder's equity  . . . . . . . . . . $  13,129 $ 12,628   $ 13,368

   * Excludes cumulative effects of accounting changes $(702) million in 1992, and of $1,143 million in 1991.

        Annual maturities of long-term debt during the next five years, including the portion classified as current, are $43 million in 1994, $135 million in 1995, $246 million in 1996, $202 million in 1997 and $263 million in 1998.

   Note 23.  Segment and Geographic Data

        The Corporation operates in several industry segments. Petroleum operations include exploration and production ("E&P") and refining, marketing and transportation ("RM&T") segments. The E&P segment is engaged in exploring for, developing and producing crude oil and natural gas and extraction of natural gas liquids ("NGL"). The RM&T segment is responsible for petroleum refining operations, the marketing of all refined petroleum products and the transportation and wholesale marketing of NGL. This segment also encompasses transportation of crude oil to the refineries via marine vessels and pipelines and associated supply and trading activities. The chemical segment manufactures and sells various petroleum-based chemical products. Other operations include investments in technology companies, offshore contract drilling, real estate

                       AMOCO CORPORATION AND SUBSIDIARIES
                            _______________________

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   interests,    hazardous-waste    incineration    facilities   and    other
   diversification activities.

        Intersegment and intergeographic sales are accounted for at prices that approximate arm's-length market prices. Operating profits include all revenues and expenses of the reportable segment, except for income taxes and equity in earnings of unconsolidated companies. Income taxes are generally assigned to the operations that give rise to the tax effects.

       Identifiable assets are those used in the operations of each segment or area, including intersegment or intergeographic receivables. Corporate assets consist primarily of cash, marketable securities and the unamortized cost of purchased tax benefits. Intersegment and intergeographic sales and receivables are eliminated in determining consolidated revenue and identifiable asset totals. Information by Industry Segment and Geographic Area is summarized in the tables on pages 60 to 63.

                  Statement of Information by Industry Segment
   (millions of dollars)                  Petroleum Operations
                                      Exploration     Refining,
                                         and        Marketing and    Chemical
                                      Production   Transportation   Operations
   1993
   Revenues other than intersegment
   sales . . . . . . . . . . . . .   $     2,631  $       22,021  $     3,699
   Intersegment sales  . . . . . .         4,057             893           74
     Total revenues  . . . . . . .   $     6,688  $       22,914  $     3,773
   Operating profit  . . . . . . .   $     1,563  $        1,237  $       321
   Equity in earnings of others  .            --              30           60
   General corporate amounts . . .
   Interest expense  . . . . . . .
   Income taxes  . . . . . . . . .          (568)           (441)        (141)
     Net income  . . . . . . . . .   $       995  $          826  $       240
   Depreciation and related charges  $     1,518  $          419  $       182
   Capital expenditures  . . . . .   $     1,590  $          685  $       370
   Identifiable assets . . . . . .   $    13,822  $        8,108  $     3,938
   Equity investments and related
   advances  . . . . . . . . . . .   $        31  $           32  $       234


                                          Other                      Consol-
                                       Operations     Corporate      idated*


   1993
   Revenues other than intersegment
   sales . . . . . . . . . . . . . . $        166                  $  28,617
   Intersegment sales  . . . . . . .           24                         --
     Total revenues  . . . . . . . . $        190                  $  28,617
   Operating profit  . . . . . . . . $        (75)                 $   3,046
   Equity in earnings of others  . .           (1)                        89
   General corporate amounts . . . .               $         (303)      (303)
   Interest expense  . . . . . . . .                         (325)      (325)
   Income taxes  . . . . . . . . . .           31             432       (687)
     Net income  . . . . . . . . . . $        (45) $         (196) $   1,820
   Depreciation and related charges  $         30  $           44  $   2,193
   Capital expenditures  . . . . . . $        126  $           46  $   2,817
   Identifiable assets . . . . . . . $        633  $        2,051  $  28,185
   Equity investments and related
   advances  . . . . . . . . . . . . $          4                        301
     Total assets  . . . . . . . . .                               $  28,486

   *  After elimination of intersegment transactions.


                  Statement of Information by Industry Segment
   (millions of dollars)                       Petroleum Operations
                                          Exploration       Refining,
                                              and         Marketing and    Chemical
                                           Production    Transportation   Operations
   1992
   Revenues other than intersegment
   sales . . . . . . . . . . . . . . .  $       2,812  $         21,282  $     3,807
   Intersegment sales  . . . . . . . .          4,165               981          113
     Total revenues  . . . . . . . . .  $       6,977  $         22,263  $     3,920
   Operating profit  . . . . . . . . .  $       1,149  $            664  $      (174)
   Equity in earnings of others  . . .             (2)               25           31
   General corporate amounts . . . . .
   Interest expense  . . . . . . . . .
   Income taxes  . . . . . . . . . . .           (276)             (227)          49
     Net income  . . . . . . . . . . .  $         871  $            462  $       (94)
   Depreciation and related charges  .  $       1,751  $            390  $       189
   Capital expenditures  . . . . . . .  $       1,092               806  $       320
   Identifiable assets . . . . . . . .  $      13,909  $          8,135  $     3,592
   Equity investments and related
   advances  . . . . . . . . . . . . .  $          85  $             26  $       188


                                             Other                          Consol-
                                           Operations       Corporate       idated*

   1992
   Revenues other than intersegment
   sales . . . . . . . . . . . . . . .  $         155                    $    28,219
   Intersegment sales  . . . . . . . .             48                             --
     Total revenues  . . . . . . . . .  $         203                    $    28,219
   Operating profit  . . . . . . . . .  $        (225)                   $     1,414
   Equity in earnings of others  . . .             (9)                            45
   General corporate amounts . . . . .                 $           (209)        (209)
   Interest expense  . . . . . . . . .                             (247)        (247)
   Income taxes  . . . . . . . . . . .             55               246         (153)
   Cumulative effects of accounting
    changes  . . . . . . . . . . . . .                                          (924)
     Net income (loss) . . . . . . . .  $        (179) $           (210) $       (74)
   Depreciation and related charges  .  $          61  $             49  $     2,440
   Capital expenditures  . . . . . . .  $          60  $             56  $     2,334
   Identifiable assets . . . . . . . .  $         633  $          2,199  $    27,951
   Equity investments and related
   advances  . . . . . . . . . . . . .  $         203                            502
     Total assets  . . . . . . . . . .                                   $    28,453

   *After elimination of intersegment transactions.

                  Statement of Information by Industry Segment
   (millions of dollars)                    Petroleum Operations
                                                         Refining,
                                       Exploration     Marketing and     Chemical
                                      and Production   Transportation   Operations
   1991
   Revenues other than intersegment
   sales . . . . . . . . . . . . .  $         2,684  $         21,335 $     3,893
   Intersegment sales  . . . . . .            4,264               985         120
     Total revenues  . . . . . . .  $         6,948  $         22,320 $     4,013
   Operating profit  . . . . . . .  $         1,499  $            961 $        56
   Equity in earnings of others  .               (1)               32          43
   General corporate amounts . . .
   Interest expense  . . . . . . .
   Income taxes  . . . . . . . . .             (689)             (349)        (31)
     Net income  . . . . . . . . .  $           809  $            644 $        68
   Depreciation and related charges $         1,540  $            412 $       214
   Capital expenditures  . . . . .  $         1,708  $            689 $       520
   Identifiable assets . . . . . .  $        15,794  $          7,784 $     3,858
   Equity investments and related
   advances  . . . . . . . . . . .  $             6  $             27 $       166


                                          Other                          Consol-
                                        Operations       Corporate       idated*

   1991
   Revenues other than intersegment
   sales . . . . . . . . . . . . .  $           156                   $    28,296
   Intersegment sales  . . . . . .               43                            --
     Total revenues  . . . . . . .  $           199                   $    28,296
   Operating profit  . . . . . . .  $          (103)                  $     2,413
   Equity in earnings of others  .               (2)                           72
   General corporate amounts . . .                   $             52          52
   Interest expense  . . . . . . .                               (502)       (502)
   Income taxes  . . . . . . . . .               36               171        (862)
   Cumulative effect of accounting
    change . . . . . . . . . . . .                                            311
     Net income  . . . . . . . . .  $           (69) $           (279)$     1,484
   Depreciation and related charges $            29  $             44 $     2,239
   Capital expenditures  . . . . .  $           142  $             82 $     3,141

   Identifiable assets . . . . . .  $           653  $          2,468 $    30,075
   Equity investments and related
   advances  . . . . . . . . . . .  $           236                           435
     Total assets  . . . . . . . .                                    $    30,510

   *  After elimination of intersegment transactions.

                  Statement of Information by Geographic Area
                                                                              Consol-
                            United                                            idated
   (millions of dollars)    States    Canada    Europe   Other    Corporate     (1)
   1993
   Revenues other than
   intergeographic sales . $22,777  $  2,664  $ 1,051  $  2,025             $ 28,617
   Intergeographic sales .     562       749       38       462                   --
     Total revenues  . . . $23,339  $  3,413  $ 1,089  $  2,487             $ 28,617
   Operating profit  . . . $ 2,200  $    607  $   (80) $    319             $  3,046
   Net income  . . . . . . $ 1,589  $    451  $  (104) $     80 $     (196) $  1,820
   Capital expenditures  . $ 1,624  $    294  $   362  $    491 $       46  $  2,817
   Identifiable assets . . $18,226  $  3,703  $ 2,371  $  2,118 $    2,051  $ 28,185
   Equity investments
   and related advances  . $    39  $     28  $     3  $    231                  301
     Total assets  . . . .                                                  $ 28,846
   Equity in earnings
   of others . . . . . . . $    26  $      1  $    (2) $     64             $     89

   1992
   Revenues other than
   intergeographic sales . $22,051  $  2,442  $ 1,180  $  2,383             $ 28,219
   Intergeographic sales .     586       780       15       698                   --
     Total revenues  . . . $22,637  $  3,222  $ 1,195  $  3,081             $ 28,219
   Operating profit  . . . $ 1,144  $   (225) $    12  $    483             $  1,414
   Net income (loss) . . . $   909  $     33  $  (107) $    225 $     (210) $    (74)(2)
   Capital expenditures  . $ 1,399  $    128  $   469  $    282 $       56  $  2,334
   Identifiable assets . . $17,768  $  3,811  $ 2,340  $  2,252 $    2,199  $ 27,951
   Equity investments
   and related advances  . $    36  $     82  $     3  $    381                  502
     Total assets  . . . .                                                  $ 28,453
   Equity in earnings
   of others . . . . . . . $    23  $     (2) $   (10) $     34             $     45

   1991
   Revenues other than
   intergeographic sales . $21,696  $  2,896  $ 1,284  $  2,192             $ 28,296
   Intergeographic sales .     712  $    708  $    70  $    929             $     --
     Total revenues  . . . $22,408  $  3,604  $ 1,354  $  3,121             $ 28,296
   Operating profit  . . . $ 1,520  $    203  $   139  $    551             $  2,413
   Net income  . . . . . . $ 1,075  $    125  $    46  $    206 $     (279) $  1,484 (2)
   Capital expenditures  . $ 1,951  $    252  $   475  $    381 $       82  $  3,141
   Identifiable assets . . $18,097  $  4,730  $ 2,203  $  2,783 $    2,468  $ 30,075
   Equity investments and
   related advances  . . . $    39  $      6  $     3  $    387                  435
     Total assets  . . . .                                                  $ 30,510
   Equity in earnings of
   others  . . . . . . . . $    30  $      1  $    --  $     41             $     72

   (1)  After elimination of intergeographic transactions.
   (2) Includes cumulative effects of accounting changes of $(924) million in 1992, and $311 million in 1991.

                       AMOCO CORPORATION AND SUBSIDIARIES
                            ________________________

                            SUPPLEMENTAL INFORMATION


   1.  Quarterly Results and Stock Market Data

                                                        Net                  Common Stock
                                                      Income      Cash      Price Ranges(2)
                               Operating      Net     (Loss)   Dividends
                                Profit      Income      Per       Per
                    Revenues    (Loss)     (Loss)(1)   Share     Share       High     Low
                                 (millions of dollars, except per-share amounts)
   1993
   First quarter . $    6,943 $     509  $      229  $   .46  $      .55 $   58 1/2 $ 48 1/8
   Second quarter       7,225       811         487      .98         .55     59 1/4   53 5/8
   Third quarter .      7,072       817         520     1.05         .55     58 3/8   52 3/8
   Fourth quarter       7,377       909         584     1.17         .55     59       51 1/2

   1992
   First quarter .      6,389       499        (619)   (1.25)        .55     51 1/8   42 5/8
   Second quarter       7,368      (677)       (499)   (1.00)        .55     51 3/4   41 3/4
   Third quarter .      7,223       782         496     1.00         .55     53 5/8   46 1/2
   Fourth quarter       7,239       810         548     1.10         .55     53 3/4   46 7/8

   (1) Results  for the fourth quarter  of 1993 included  a gain of  $120 million associated with the disposition of a portion of an equity investment in a Canadian company.  Net income  in the third quarter of 1993  included a gain of  $70 million associated with the  disposition of certain non-strategic Canadian properties.  First quarter results included charges  of $170 million related  to the writedown of  Congo exploration and production operations  to current recoverable value  and tax benefits of  $56 million resulting from disposition of certain  operations.  Results for the second quarter of
       1992  included charges  of  $805  million representing  anticipated losses  on  asset dispositions, and the costs of restructuring and work force reductions,  as part of a strategic  reassessment of business operations.  Also included in second-quarter 1992 results  was a  $90 million  benefit associated  with the  settlement of  natural gas
       contracts in  Sharjah.   First-quarter 1992 results  were adversely  affected by  the cumulative effects of accounting changes of $924 million, or $1.86 per share.

   (2) The common stock price range is that on  the New York Stock Exchange.  Amoco's common stock is also traded on the Chicago, Pacific, Toronto and four Swiss stock exchanges.


   2.  Oil and Gas Exploration and Production Activities

        Supplemental information about oil and gas exploration and production activities is reported in compliance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

   Results of Operations for Oil and Gas Producing Activities

                                   United
   (millions of dollars)           States  Canada   Europe     Other     Worldwide
   1993
   Oil and gas production
   revenues:
     From consolidated
     subsidiaries  . . . . . . .  $ 2,572 $  385  $     12  $  1,078   $     4,047
     From unaffiliated entities       742    411       492       442         2,087
   Other revenues  . . . . . . .      137    322        42        53           554
     Total revenues  . . . . . .    3,451  1,118       546     1,573         6,688
   Production costs:
     Taxes other than income
     taxes . . . . . . . . . . .      297     13        17       102           429
     Other production costs  . .      946    276       209       380         1,811
   Exploration expenses  . . . .       90     47       151       241           529
   Depreciation, depletion, and
     amortization expense  . . .      693    293       165       327         1,478
   Other related costs . . . . .      424     61        95       298           878
     Total costs . . . . . . . .    2,450    690       637     1,348         5,125
   Operating profit  . . . . . .    1,001    428       (91)      225         1,563
   Income tax expense  . . . . .      189     91         9       279           568
     Results of operations . . .  $   812 $  337  $   (100) $    (54)  $       995

   1992*
   Oil and gas production
   revenues:
     From consolidated
     subsidiaries  . . . . . . .  $ 2,366 $  476  $     --  $  1,259   $     4,101
     From unaffiliated entities       904    348       586       822         2,660
   Other revenues  . . . . . . .       65     71        26        54           216
     Total revenues  . . . . . .    3,335    895       612     2,135         6,977
   Production costs:
     Taxes other than income
     taxes . . . . . . . . . . .      271     15        21       351           658
     Other production costs  . .      934    358       225       382         1,899
   Exploration expenses  . . . .      140     72       150       300           662
   Depreciation, depletion, and
   amortization expense  . . . .      703    347       206       401         1,657
   Other related costs . . . . .      286    506        18       142           952
     Total costs . . . . . . . .    2,334  1,298       620     1,576         5,828
   Operating profit  . . . . . .    1,001   (403)       (8)      559         1,149
   Income tax expense  . . . . .      223   (324)       95       282           276
     Results of operations . . .  $   778 $  (79) $   (103) $    277   $       873


                                   United
   (millions of dollars)           States  Canada   Europe     Other     Worldwide
   1991*
   Oil and gas production
   revenues:
     From consolidated
     subsidiaries  . . . . . . .  $ 2,276 $   523 $      -- $   1,375  $      4,174
     From unaffiliated entities     1,014     346       633       423         2,416
   Other revenues  . . . . . . .      117     148        35        58           358
     Total revenues  . . . . . .    3,407   1,017       668     1,856         6,948
   Production costs:
     Taxes other than income
     taxes . . . . . . . . . . .      280      24        27       207           538
     Other production costs  . .    1,022     414       222       353         2,011
   Exploration expenses  . . . .      262      73       144       311           790
   Depreciation, depletion, and
   amortization expense  . . . .      748     309       110       296         1,463
   Other related costs . . . . .      266     161        50       170           647
     Total costs . . . . . . . .    2,578     981       553     1,337         5,449
   Operating profit  . . . . . .      829      36       115       519         1,499
   Income tax expense  . . . . .      234       4        72       379           689
     Results of operations . . .  $   595 $    32 $      43 $     140  $        810

        *Certain data for 1992 and 1991 have been reclassified to conform to the 1993 presentation.

        Oil and gas production revenues reflect the market prices of net production sold or transferred, with appropriate adjustments for royalties, net profits interest and other contractual provisions. Other revenues in 1993 include Canadian gains on dispositions of properties and investments. Taxes other than income include production and severance taxes and property taxes. Other production costs are lifting costs incurred to operate and maintain productive wells and related equipment, including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Also included are operating costs of field natural gas liquids plants, because the Corporation includes the operations of these plants in the exploration and production segment. Production costs include related administrative expenses and depreciation applicable to support equipment associated with production activities.

        Exploration expenses include the costs of geological and geophysical activity, carrying and retaining undeveloped properties and drilling exploratory wells determined to be non-productive. Depreciation, depletion and amortization expense relates to capitalized costs incurred in acquisition, exploration and development activities and does not include depreciation applicable to support equipment. Included in other related costs for 1993 are significant, non-recurring items and purchases of natural gas for field natural gas liquids plants. These items were classified as production costs in prior years; data for 1992 and 1991 were reclassified in the table above. Significant, non-recurring items include

   $210 million for the writedown of Congo operations to current recoverable value and U.S. environmental charges of $96 million in 1993, and restructuring charges of $566 million and $38 million in 1992 and 1991, respectively.

        Income taxes are generally assigned to the operations that give rise to the tax effects. Results of operations do not include interest expense and general corporate amounts nor their associated tax effects.

   Standardized Measure of Discounted Future Net Cash Flows
   Relating to Proved Oil and Gas Reserves

        The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is prescribed by SFAS No. 69. The statement requires measurement of future net cash flows through assignment of a monetary value to proved reserve quantities and changes therein using a standardized formula. The amounts shown are based on prices and costs at the end of each period, legislated tax rates and a 10 percent annual discount factor. Because the calculation assumes static economic and political conditions and requires extensive judgment in estimating the timing of production, the resultant future net cash flows are not necessarily indicative of the fair market value of estimated proved reserves, but provide a reference point that may assist the user in projecting future cash flows.

        Summarized below is the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1993, 1992 and 1991.

                                     United
   (millions of dollars)             States     Canada*      Europe      Other    Worldwide
   December 31, 1993
   Future cash inflows . . . . .  $   35,403 $     7,948   $    5,826 $    8,242 $    57,419
   Future development and
   production costs  . . . . . .      17,639       3,605        3,091      4,084      28,419
   Future income taxes . . . . .       4,235       1,566        1,012      1,620       8,433
   Future net cash flows . . . .      13,529       2,777        1,723      2,538      20,567
   Ten percent annual discount .       7,714       1,259          589        961      10,523
   Discounted net cash flows . .  $    5,815 $     1,518   $    1,134 $    1,577 $    10,044

   December 31, 1992
   Future cash inflows . . . . .  $   43,134 $     9,786   $    6,574 $    9,109 $    68,603
   Future development and
   production costs  . . . . . .      17,541       4,872        3,442      3,751      29,606
   Future income taxes . . . . .       6,837       1,828        1,371      2,217      12,253
   Future net cash flows . . . .      18,756       3,086        1,761      3,141      26,744
   Ten percent annual discount .      10,829       1,459          695      1,091      14,074
   Discounted net cash flows . .  $    7,927 $     1,627   $    1,066 $    2,050 $    12,670

   December 31, 1991
   Future cash inflows . . . . .  $   40,497 $    11,384   $    6,591 $   10,266 $    68,738
   Future development and
   production costs  . . . . . .      20,555       5,510        3,462      4,097      33,624
   Future income taxes . . . . .       5,142       2,234        1,385      2,565      11,326
   Future net cash flows . . . .      14,800       3,640        1,744      3,604      23,788
   Ten percent annual discount .       8,113       1,789          777      1,279      11,958
   Discounted net cash flows . .  $    6,687 $     1,851   $      967 $    2,325 $    11,830

   *Excludes amounts related to an equity investment of $72 million in 1993 representing
   17.5 percent ownership and $147 million in 1992 when ownership was 50 percent.

       Future cash inflows are computed by applying the year-end prices of oil and gas to proved reserve quantities as reported in the tables under the heading "Estimated Proved Reserves." Future price changes are considered only to the extent provided by contractual arrangements. Future development and production costs are estimated expenditures to develop and produce the proved reserves based on year-end costs and assuming continuation of existing economic conditions. Future income taxes are calculated by applying appropriate statutory tax rates to future pre-tax net cash flows from proved oil and gas reserves less recovery of the tax basis of proved properties, and adjustments for permanent differences.

   Statement of Changes in Standardized Measure of Discounted Future Net Cash Flows

        The following table details the changes in the standardized measure of discounted future net cash flows for the three years ended December 31, 1993:

                                                          1993    1992*      1991*
                                                           (millions of dollars)
   Balance at January 1  . . . . . . . . . . . . . . . $12,670  $ 11,830  $ 18,696
   Changes resulting from:
     Sales and transfers of oil and gas produced, net
     of production costs . . . . . . . . . . . . . . .  (3,894)   (4,204)   (4,041)
     Net changes in prices, and development and
     production costs  . . . . . . . . . . . . . . . .  (3,966)    1,872    (9,894)
     Current-year expenditures for development . . . .   1,594     1,318     1,857
     Extensions, discoveries, and improved recovery,
     less related costs  . . . . . . . . . . . . . . .     758       593       740
     Sales of reserves in place  . . . . . . . . . . .    (235)     (332)     (999)
     Revisions of previous quantity estimates  . . . .     488      (182)      547
     Accretion of discount . . . . . . . . . . . . . .   1,798     1,702     2,787
     Net change in income taxes  . . . . . . . . . . .   1,861      (178)    4,430
     Other . . . . . . . . . . . . . . . . . . . . . .  (1,030)      251    (2,293)
   Balance at December 31  . . . . . . . . . . . . . . $10,044  $ 12,670  $ 11,830

   *Certain data for 1992 and 1991 have been reclassified to conform to the 1993 presentation.

        The price of crude oil has fluctuated over the past several years, and price changes have had significant effects on the computed future cash flows over the period shown. Because the price of crude oil is likely to remain volatile in the future, price changes can be expected to continue to significantly affect the standardized measure of future net cash flows.

   Estimated Proved Reserves

        Net proved reserves of crude oil (including condensate), natural gas liquids ("NGL") and natural gas at the beginning and end of 1993, 1992 and 1991, with the detail of changes during those years, are presented below. Reported quantities include reserves in which the Corporation holds an economic interest under production-sharing and other types of operating agreements with foreign governments. The estimates were prepared by Corporation engineers and are based on current technology and economic conditions. The Corporation considers such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of proved production. These estimates include only those amounts considered to be proved reserves and do not include additional amounts that may result from extensions of currently proved areas, or amounts that may result from new discoveries in the future, or from application of secondary  or  tertiary  recovery  processes  not  yet  determined  to  be commercial. Proved developed reserves are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

                           Crude Oil and NGL Reserves
                              United
                              States        Canada(1)      Europe     Other    Worldwide
                                                                      Crude
                           Crude           Crude        Crude         Oil,   Crude
   (millions of barrels)    Oil    NGL      Oil    NGL   Oil    NGL    NGL    Oil     NGL
   Proved reserves:
   December 31, 1990 . .   1,164   395      302    55    171     10    563   2,190    470
     Revisions of
     previous estimates      (54)  106       (4)    3     18      5      5     (34)   113
     Improved recovery
     applications  . . .      13     1        -     -      -      -      -      13      1
     Extensions,
     discoveries and
     other additions . .       3     1        3     1      3      -     32      41      2
     Purchases of
     reserves in place .       -     -        -     -      -      -      -       -      -
     Sales of reserves in
     place . . . . . . .     (73)   (9)      (4)    -     (2)     -      -     (79)    (9)
     Production  . . . .     (93)  (23)(2)  (30)   (4)   (19)    (1)   (92)   (233)   (29)
   December 31, 1991 . .     960   471      267    55    171     14    508   1,898    548
     Revisions of
     previous estimates      (15)   11       14    (1)    23     (1)    (6)     16      9
     Improved recovery
     applications  . . .       2     -        3     -      8      1      2      15      1
     Extensions,
     discoveries and
     other additions . .       2     2        1     -      3      -     22      26      4
     Purchases of
     reserves in place .       3     -       43     6      -      -      -      46      6
     Sales of reserves in
     place . . . . . . .      (3)    -      (53)   (9)    (1)     -     (2)    (59)    (9)
     Production  . . . .     (84)  (23)(2)  (29)   (4)   (19)    (1)   (91)   (221)   (30)
   December 31, 1992 . .     865   461      246    47    185     13    433   1,721    529
     Revisions of
     previous estimates       14     3        8     1      6      1     35      63      5
     Improved recovery
     applications  . . .       6     2        1     -     14      1     34      55      3
     Extensions,
     discoveries and
     other additions . .       5     2       19     1      4      -     77     103      5
     Purchases of
     reserves in place .       1     1       12     2      -      -      2      14      4
     Sales of reserves in
     place . . . . . . .      (3)   (1)     (35)   (4)     -      -      -     (38)    (5)
     Production  . . . .     (75)  (25)(2)  (26)   (5)   (18)     -    (87)   (204)   (32)
   December 31, 1993 . .     813   443      225    42    191     15    494   1,714    509
   Proved developed
   reserves:
   December 31, 1990 . .   1,121   354      286    49    103      8    456   1,957    420
   December 31, 1991 . .     930   423      252    50    114     11    434   1,723    491
   December 31, 1992 . .     839   413      236    43    123      9    384   1,574    473
   December 31, 1993 . .     789   396      205    39    154     12    381   1,521    455

                                          Natural Gas Reserves

                                            United
   (billions of cubic feet)                 States  Canada(1)   Europe   Other   Worldwide
   Proved reserves:
   December 31, 1990 . . . . . . . . . .   12,480      4,394    1,314      835     19,023

     Revisions of previous estimates . .      163        132      (89)     (33)       173
     Improved recovery applications  . .        3          -        -        -          3
     Extensions, discoveries, and other
     additions . . . . . . . . . . . . .      223        107       38      986      1,354
     Purchases of reserves in place  . .        1          -        -        -          1
     Sales of reserves in place  . . . .     (430)       (84)     (15)       -       (529)
     Production  . . . . . . . . . . . .     (791)      (280)     (92)    (162)    (1,325)
   December 31, 1991 . . . . . . . . . .   11,649      4,269    1,156    1,626     18,700

     Revisions of previous estimates . .      506         (8)      77      (15)       560
     Improved recovery applications  . .        -          -        6        -          6
     Extensions, discoveries, and other
     additions . . . . . . . . . . . . .      354        134        7       46        541
     Purchases of reserves in place  . .        2        377      131        -        510
     Sales of reserves in place  . . . .      (50)      (965)     (36)       -     (1,051)
     Production  . . . . . . . . . . . .     (845)      (288)     (98)    (183)    (1,414)
   December 31, 1992 . . . . . . . . . .   11,616      3,519    1,243    1,474     17,852

     Revisions of previous estimates . .      812        (25)      81       68        936
     Improved recovery applications  . .        1          -        6        -          7
     Extensions, discoveries, and other
     additions . . . . . . . . . . . . .      160        112       22      247        541
     Purchases of reserves in place  . .       76         86        9       52        223
     Sales of reserves in place  . . . .      (31)      (391)       -        -       (422)
     Production  . . . . . . . . . . . .     (867)      (332)     (95)    (193)    (1,487)
   December 31, 1993 . . . . . . . . . .   11,767      2,969    1,266    1,648     17,650

   Proved developed reserves:
   December 31, 1990 . . . . . . . . . .   11,495      3,566      806      801     16,668
   December 31, 1991 . . . . . . . . . .   10,892      3,507      621      606     15,626
   December 31, 1992 . . . . . . . . . .   10,876      2,916      645      454     14,891
   December 31, 1993 . . . . . . . . . .   11,019      2,556    1,062      618     15,255

   (1) Excludes Amoco's interest in proved  reserves of an  equity investment which was 50 percent at  year-end 1992 and amounted to  15, 4 and  270 for  crude oil, NGL, and natural gas, respectively.  At year-end 1993,
       Amoco's interest  in  proved reserves  in that  equity investment  was
       17.5 percent  and amounted  to 8,  1 and 124  for crude  oil, NGL  and natural gas, respectively.
   (2) Excludes  non-leasehold  NGL  production  attributable  to  processing plant ownership of approximately 10 million barrels for  each of 1991,
       1992 and 1993.

   Capitalized Costs

        The  following table  summarizes capitalized  costs for  oil and  gas
   exploration   and  production  activities,  and  the  related  accumulated depreciation, depletion and amortization.

                                        United
   (millions of dollars)                States  Canada  Europe    Other   Worldwide
   December 31, 1993
   Unproved properties:
     Gross assets  . . . . . . . . .  $    320 $   120 $    163 $     96 $       699
     Accumulated amortization  . . .       133      61        -        -         194
       Net assets  . . . . . . . . .       187      59      163       96         505
   Proved properties:
     Gross assets  . . . . . . . . .    14,099   3,736    2,515    5,796      26,146
     Accumulated depreciation,
     depletion, etc. . . . . . . . .     7,699   1,896    1,230    4,463      15,288
       Net assets  . . . . . . . . .     6,400   1,840    1,285    1,333      10,858
   Support equipment and facilities:
     Gross assets  . . . . . . . . .       638      74      118      364       1,194
     Accumulated depreciation  . . .       290      28       63      233         614
       Net assets  . . . . . . . . .       348      46       55      131         580
   Net capitalized costs . . . . . .  $  6,935 $ 1,945 $  1,503 $  1,560 $    11,943
   December 31, 1992
   Unproved properties:
     Gross assets  . . . . . . . . .  $    443 $   163 $    116 $     78 $       800
     Accumulated amortization  . . .       260      56        1       -          317
       Net assets  . . . . . . . . .       183     107      115       78         483
   Proved properties:
     Gross assets  . . . . . . . . .    14,100   3,909    2,152    5,578      25,739
     Accumulated depreciation,
     depletion, etc. . . . . . . . .     7,547   1,887    1,083    3,980      14,497
       Net assets  . . . . . . . . .     6,553   2,022    1,069    1,598      11,242
   Support equipment and facilities:
     Gross assets  . . . . . . . . .       635      80       78      354       1,147
     Accumulated depreciation  . . .       300      20       54      220         594
       Net assets  . . . . . . . . .       335      60       24      134         553
   Net capitalized costs . . . . . .  $  7,071 $ 2,189 $  1,208 $  1,810 $    12,278



   Costs Incurred

        Property acquisition costs include  costs incurred to purchase, lease
   or  otherwise acquire oil and  gas properties.   Exploration costs include
   the  costs of geological and geophysical  activity, carrying and retaining undeveloped  properties and  drilling  and  equipping  exploratory  wells.
   Development costs include  the costs of drilling and equipping development wells,  CO2 and  certain other  injected materials  for enhanced  recovery projects and  facilities to extract,  treat and  gather and store  oil and
   gas.   Exploration and  development costs include  administrative expenses and  depreciation applicable  to support  equipment associated  with these activities.  Costs incurred summarized below include both amounts expensed and capitalized.

                                 United
   (millions of dollars)         States      Canada     Europe       Other      Worldwide
   1993
   Property acquisition:
     Proved  . . . . . . . .    $      11    $     11   $     36     $     23     $     81
     Unproved  . . . . . . .            4          23         54           20          101
   Exploration . . . . . . .          133          64        149          229          575
   Development . . . . . . .          657         234        276          427        1,594
        Total  . . . . . . .    $     805    $    332   $    515     $    699     $  2,351

   1992
   Property acquisition:
     Proved  . . . . . . . .    $       2    $      2   $     --     $     --     $      4
     Unproved  . . . . . . .           14           8          3            5           30
   Exploration . . . . . . .          151          35        139          311          636
   Development . . . . . . .          479         116        381          342        1,318
        Total  . . . . . . .    $     646    $    161   $    523     $    658     $  1,988

   1991
   Property acquisition:
     Proved  . . . . . . . .    $      11    $      1   $     --     $      1     $     13
     Unproved  . . . . . . .           14           8         --            5           27
   Exploration . . . . . . .          316         136        231          308          991
   Development . . . . . . .          784         271        365          437        1,857
        Total  . . . . . . .    $   1,125    $    416   $    596     $    751     $  2,888



   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    Part III

   Item 10.  Directors and Executive Officers of the Registrant

        The information required by this item with respect to directors is incorporated by reference to pages 3-10 of Amoco's Proxy Statement dated March 14, 1994. Also, see heading "Executive Officers of the Registrant" on page 17 of this Form 10-K.

   Item 11.  Executive Compensation

        The information required by this item is incorporated by reference to pages 11-17 of Amoco's Proxy Statement dated March 14, 1994. Information related to the Board Compensation and Organization Committee Report on Executive Compensation and the Cumulative Total Shareholder Return Five-Year Comparison graph are identified separately therein and are not incorporated herein.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to pages 3, 10 and 12 of Amoco's Proxy Statement dated March 14, 1994.

   Item 13.  Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to page 10 of Amoco's Proxy Statement dated March 14, 1994.


                                    Part IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)  1. and 2.  Financial Statements and Schedules

             See Index to Financial Statements and Supplemental Information on page 32.

        Schedules not included in this Form 10-K have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

             3.  Exhibits

             See Index to Exhibits on page 83.

        (b)  Reports on Form 8-K.

        A current report on Form 8-K dated December 1, 1993, was filed related to a jury verdict against Amoco Production Company, a subsidiary of Amoco Corporation, in RUBICON PETROLEUM INC. VS. AMOCO PRODUCTION COMPANY & AMOCO CORPORATION. In that case Rubicon alleged that in 1990 it entered into an oral contract with Amoco Production to purchase two Wyoming oil properties for $18 million. Rubicon sued for breach of contract, violation of the Texas Consumer Protection Statute and various other torts. The Matagorda County jury entered two alternative actual damage awards of $125 million and $45 million, respectively, a punitive damage award of $250 million, and attorneys' fees of one-third of Plaintiff's recovery. No judgment has yet been entered. See Item 3. Legal Proceedings.

        A current report on Form 8-K dated December 10, 1993, was filed related to jury verdicts in favor of Amoco Chemical Company, a subsidiary of Amoco Corporation, against certain underwriters at Lloyd's of London and various other British and European insurance carriers, in AMOCO CHEMICAL COMPANY et al, vs. CERTAIN UNDERWRITERS AT LLOYD'S OF LONDON, et al. A current report on Form 8-K dated February 8, 1994, was filed related to a judgment entered by the Superior Court of the State of California, County of Los Angeles, in favor of Amoco Chemical Company and Amoco Reinforced Plastics Company, subsidiaries of Amoco. See Item 3. Legal Proceedings.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 22nd day of March, 1994.

                                                    AMOCO CORPORATION
                                                      (Registrant)


                                                      H. L. FULLER
                                                      H. L. Fuller
                                                  Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1994.

                Signatures                                      Titles



              H. L. FULLER*                 Chairman of the Board, President, and Director
              H. L. Fuller                    (Principal Executive Officer)




               F. S. ADDY*                  Executive Vice President and Director
               F. S. Addy                     (Principal Financial Officer)




              JOHN L. CARL*                 Senior Vice President Finance and Controller
              John L. Carl                    (Principal Accounting Officer)




              L. D. THOMAS*                 Vice Chairman and Director
              L. D. Thomas



               P. J. EARLY*                 Vice Chairman and Director
               P. J. Early



             DONALD R. BEALL*               Director
             Donald R. Beall


                Signatures                                      Titles
               RUTH BLOCK*                   Director
               Ruth Block



              JOHN H. BRYAN*
              John H. Bryan                  Director



              ERROLL DAVIS*                  Director
              Erroll Davis



             RICHARD FERRIS*                 Director
             Richard Ferris



            ROBERT H. MALOTT*                Director
            Robert H. Malott



             WALTER E. MASSEY*               Director
             Walter E. Massey



             MARTHA R. SEGER*                Director
             Martha R. Seger



              MICHAEL WILSON*                Director
              Michael Wilson



              RICHARD D. WOOD*               Director
              Richard D. Wood


   *By
               H. L. FULLER                  Individually and as Attorney-in-Fact
               H. L. Fuller

                                                                SCHEDULE V

                               AMOCO CORPORATION

                        PROPERTY, PLANT AND EQUIPMENT(1)

                        For the Year Ended December 31,
                             (millions of dollars)

                                  Balance                                         Balance
                                    at                                  Other        at
                                 beginning  Additions   Retirements  changes-add   end of
         Classification           of year    at cost        (2)      (deduct)(3)    year
   1993
   Exploration and production      $27,686     $1,590        $1,253      $   16   $28,039
   Refining, marketing and
   transportation  . . . . . .       9,440        685           308          --     9,817
   Chemicals . . . . . . . . .       4,943        370           117          69     5,265
   Other operations  . . . . .         826        126           139         (45)      768
   Corporate . . . . . . . . .         703         46            48         (17)      684
     Total . . . . . . . . . .     $43,598     $2,817        $1,865      $   23   $44,573

   1992
   Exploration and production      $28,244     $1,092        $  813      $ (837)  $27,686
   Refining, marketing and
   transportation  . . . . . .       8,768        806           110         (24)    9,440
   Chemicals . . . . . . . . .       5,285        320           598         (64)    4,943
   Other operations  . . . . .         772         60             4          (2)      826
   Corporate . . . . . . . . .         684         56            12         (25)      703
     Total . . . . . . . . . .     $43,753     $2,334        $1,537      $ (952)  $43,598

   1991
   Exploration and production      $29,344     $1,708        $2,791      $  (17)  $28,244
   Refining, marketing and
   transportation  . . . . . .       8,487        689           266        (142)    8,768
   Chemicals . . . . . . . . .       4,883        520            87         (31)    5,285
   Other operations  . . . . .         641        142            11          --       772
   Corporate . . . . . . . . .         463         82            17         156       684
     Total . . . . . . . . . .     $43,818     $3,141        $3,172      $  (34)  $43,753

   (1) In  view of the  variety of  properties and the  large number of depreciation rates applicable  thereto, it  is not  practicable  to set  forth herein  the rates  used in computing the annual provision for depreciation, depletion and
       amortization.   See  Note  1  to Consolidated  Financial  Statements for  the
       disclosure of the  methods used to compute  the amounts charged to  costs and expenses.
   (2) The increase in  retirements in 1991 for  exploration and production reflects the sale of oil and gas properties to Apache Corporation.
   (3) Unless  otherwise  noted,  the  changes  primarily  reflect the  transfer  of property, plant and equipment  between functional areas and  foreign currency
       translation adjustments.   The change in 1992  for exploration and production
       reflects the  formation of  a 50 percent  interest in  an equity company  and charges related to anticipated losses on sale of properties.

                                                                   SCHEDULE VI

                                AMOCO CORPORATION

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                         For the Year Ended December 31,
                              (millions of dollars)

                            Balance     Charged                      Other
                               at      to costs                    changes-       Balance
                           beginning      and                         add         at end
       Classification       of year    expenses   Retirements(1)  (deduct)(2)     of year
   1993
   Exploration and
   production  . . . . .      $15,408    $1,499       $  948         $   137      $16,096
   Refining, marketing
   and transportation  .        3,710       418          121              13        4,020
   Chemicals . . . . . .        2,501       182           61             (25)       2,597
   Other operations  . .          271        30           43             (36)         222
   Corporate . . . . . .          314        44           41             (48)         269
        Total  . . . . .      $22,204    $2,173       $1,214         $    41      $23,204
   1992
   Exploration and
   production  . . . . .      $14,413    $1,714       $  578         $  (141)     $15,408
   Refining, marketing
   and transportation  .        3,410       387           85              (2)       3,710
   Chemicals . . . . . .        2,640       189          295             (33)       2,501
   Other operations  . .          210        29          (30)              2          271
   Corporate . . . . . .          285        46            8              (9)         314
          Total  . . . .      $20,958    $2,365       $  936         $  (183)     $22,204
   1991
   Exploration and
   production  . . . . .      $14,909    $1,535       $2,018         $   (13)     $14,413
   Refining, marketing
   and transportation  .        3,319       363          198             (74)       3,410
   Chemicals . . . . . .        2,502       200           65               3        2,640
   Other operations  . .          190        29            7              (2)         210
   Corporate . . . . . .          192        44           16              65          285
          Total  . . . .      $21,112    $2,171       $2,304         $   (21)     $20,958


   (1) The increase in retirements in 1991 for exploration and production reflects the sale of oil and gas properties to Apache Corporation.

   (2) Unless otherwise noted, the changes primarily reflect the transfer of property, plant and equipment between functional areas and foreign currency translation adjustments.

                                                                 SCHEDULE VIII

                                AMOCO CORPORATION


                      VALUATION AND QUALIFYING ACCOUNTS(1)

                         For the Year Ended December 31,
                              (millions of dollars)

                                                       Additions

                                        Balance    Charged
                                          at       to costs   Charged               Balance
               Description             beginning     and     to other  Deductions   at end
                                        of year    expenses  accounts      (2)      of year
   1993
   Allowance for doubtful notes
   and accounts receivable . . . . .        $ 87       $ 26       $ --        $ 48     $ 65

   1992
   Allowance for doubtful notes
   and accounts receivable . . . . .         101         70         --          84       87

   1991
   Allowance for doubtful notes
   and accounts receivable . . . . .         141         53         --          93      101


   (1) Reserves were deducted from the assets to which they apply in the Consolidated Statement of Financial Position.

   (2) Accounts written off less recoveries and other adjustments.



                                                                   SCHEDULE IX

                                AMOCO CORPORATION


                            SHORT-TERM OBLIGATIONS(1)

                         For the Year Ended December 31,
                  (millions of dollars, except interest rates)

                                                              Maximum      Average     average
                                                  Weighted     amount       amount     interest
               Category of              Balance   average   outstanding  outstanding     rate
           aggregate short-term          at end   interest   during the   during the    during
               obligations              of year     rate        year       year (2)    the year
   1993
   Borrowings from banks . . . . . . .     $  71      3.2%        $  74         $  68      3.1%
   Commercial paper borrowings . . . .       936      3.4           936           403      3.2
   Other borrowings  . . . . . . . . .        --       --            --            --       --

   1992
   Borrowings from banks . . . . . . .        75      3.6            77            71      3.7
   Commercial paper borrowings . . . .       143      3.5           520           251      3.7
   Other borrowings  . . . . . . . . .        --       --            --            --       --

   1991
   Borrowings from banks . . . . . . .        77      5.1            85            79      6.1
   Commercial paper borrowings . . . .       292      4.6           318           267      6.0
   Other borrowings  . . . . . . . . .         1      2.1             1             1      1.9

     (1) Borrowings from  banks and other  financial institutions are  made at
         competitive  market   rates  and  are   not  subject   to  extension.
         Generally, borrowings may be renewed  at rates in effect at  the date
         of renewal.   Commercial paper  borrowings have fixed  terms, ranging
         from 1  to 270  days, and  are made  at competitive  market rates  in effect at the time of issue.

     (2) Represents the average of month-end balances.



                                                                    SCHEDULE X

                                AMOCO CORPORATION


                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                         For the Year Ended December 31,
                              (millions of dollars)

                                                   1993             1992              1991
   Charged to costs and expenses:
     Maintenance and repairs . . . .              $1,181           $1,188            $1,304



                                AMOCO CORPORATION
                                _________________

                                INDEX TO EXHIBITS

                                                                            Sequentially
   Exhibit                                                                    Numbered
   Number                               Exhibit                                 Page
   3(a)     --The Amended Articles of Incorporation of the registrant are incorporated herein by reference to Exhibit 3(a) to the
            registrants's Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1985.                                        ___

   3(b)     --By-laws of the registrant are incorporated herein
            by reference to Exhibit 3 to the registrant's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1992.        ___

   4        --The registrant will provide to the Securities and Exchange
            Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant
            and its consolidated subsidiaries.                                   ___

   9        --None.                                                              ___

   10(a)    --The 1981 Management Incentive Program of Amoco
            Corporation and its Participating Subsidiaries, as amended through November 29, 1983, is incorporated herein by
            reference to Exhibit 10(a) to the registrant's Annual Report
            on Form 10-K for the year ended December 31, 1983.                   ___

   10(b)    --Omitted.                                                           ___

   10(c)    --The 1986 Management Incentive Program of Amoco Corporation
            and its Participating Subsidiaries, as amended through
            April 25, 1989, is incorporated herein by reference to Exhibit
            10(c) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1989.  Amendments to the 1986
            Management Incentive Program are incorporated herein by
            reference to pages 9-16 of Amoco's Proxy Statement dated
            March 15, 1991.                                                      ___

   10(d)    --Amendments to the 1981 Management Incentive Program
            are incorporated herein by reference to pages 22-37 of
            Amoco's Proxy Statement dated March 14, 1986.                        ___

   10(e)    --The 1991 Incentive Program of Amoco Corporation and
            its Participating Subsidiaries is incorporated herein by
            reference to Exhibit 10(e) to the registrant's Annual Report
            on Form 10-K for the year ended December 31, 1991.                   ___

                                                                            Sequentially
   Exhibit                                                                    Numbered
   Number                               Exhibit                                 Page
   10(f)    --Restricted Stock Plan for Non-Employee Directors and Retainer
            Stock Plan for Non-Employee Directors are incorporated herein by reference to pages 20 through 26 of the registrant's Proxy
            Statement dated March 16, 1989.                                      ___

   10(g)    --Amoco Employee Savings Plan as amended and restated,
            effective February 1, 1993, is incorporated herein by reference to Exhibit 10(g) to the registrant's Annual Report on Form 10-K
            for the year ended December 31, 1992.                                ___

   10(h) --Deferral and Restoration Plans not included herein are incorporated by reference to Exhibit 10(h) to the registrant's
            Annual Report on Form 10-K for the year ended December 31,
            1992.
              --Amoco Performance Share Restoration Plan;
              --Deferral Savings Restoration Plan of Amoco Corporation and
                Participating Companies;
              --ERISA Savings Restoration Plan of Amoco Corporation and
                Participating Companies;
              --Amoco Corporation Deferred Directors Fee Plan;
              --Form of Bonus Deferral Election;
              --Form of Performance Unit Plan Payout Deferral Election;
              --ERISA Retirement Restoration Plan of Amoco Corporation and
                Participating Companies; and
              --Deferral Retirement Restoration Plan of Amoco Corporation
                and Participating Companies.

   11       --None required.                                                     ___

   12       --Statement Setting Forth Computation of Ratio of Earnings to
              Fixed Charges for the five years ended December 31, 1993.

   13       --None.                                                              ___

   16       --None.                                                              ___

   18       --None.                                                              ___

   21       --Subsidiaries of the registrant.

   22       --None.                                                              ___

   23       --Consent of Price Waterhouse.

   24       --Powers of Attorney.

   28       --None.                                                              ___
