Form 10-Q
period 1994-03-31
AMOCO CORP
filed 1994-05-12
CIK 93397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1994 or

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    For the transition period from            to

  Commission file number 1-170-2


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


                                312-856-6111
    (Registrant's telephone number, including area code)

                                   NOT APPLICABLE
    (Former name, former address, and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes    X        No

  Number of shares outstanding as of March 31, 1994--496,505,169.

                                        1.

                           PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements
  Consolidated Statement of Income
  (millions of dollars)

                                                            Three Months
                                                                Ended
                                                              March 31,
                                                          1994         1993
  Revenues:
    Sales and other operating revenues.............     $ 5,861      $ 6,233
    Consumer excise taxes..........................         799          646
    Other income...................................         105           64
        Total revenues.............................       6,765        6,943

  Costs and Expenses:
    Purchased crude oil, petroleum
      products and merchandise.....................       2,897        3,233
    Operating expenses.............................       1,130        1,248
    Petroleum exploration expenses,
      including exploratory dry holes..............         114           92
    Selling and administrative expenses............         466          519
    Taxes other than income taxes..................         991          867
    Depreciation, depletion, amortization,
      and retirements and abandonments.............         539          542
    Interest expense...............................          71           91
        Total costs and expenses...................       6,208        6,592

  Income before income taxes.......................         557          351

  Income taxes.....................................         159          122

  Net income.......................................     $   398      $   229


  Weighted average number of shares of common
    stock outstanding (in thousands)...............     496,445      496,546

  Per Share Data (Based on weighted average shares outstanding):

  Net income.......................................     $   .80      $   .46

  Cash dividends per share.........................     $   .55      $   .55

                                        2.

  Consolidated Statement of Financial Position
  (millions of dollars)

                                                     March 31,   December 31,
                                                        1994          1993
                        ASSETS
  Current Assets:
    Cash............................................. $   107       $   103
    Marketable securities--at cost,
    which approximates fair value....................   1,031         1,114
    Accounts and notes receivable (less allowances
      of $65 at March 31, 1994, and $65 at
      December 31, 1993).............................   3,005         3,196
    Inventories
      Crude oil and products.........................     704           813
      Materials and supplies.........................     294           297
    Prepaid expenses and income taxes................     541           571
      Total current assets...........................   5,682         6,094
  Investments and Other Assets:
    Investments and related advances.................     346           318
    Long-term receivables and other assets...........     707           705
                                                        1,053         1,023
  Properties--at cost, less accumulated
    depreciation, depletion and amortization of
    $23,684 at March 31, 1994, and $23,204
    at December 31, 1993 (The successful efforts
    method of accounting is followed for costs
    incurred in oil and gas producing activities)....  21,317        21,369
      Total assets................................... $28,052       $28,486

         LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Current portion of long-term obligations......... $    51       $    53
    Short-term obligations...........................     741         1,007
    Accounts payable.................................   2,281         2,473
    Accrued liabilities..............................     911           974
    Taxes payable (including income taxes)...........     798           836
      Total current liabilities......................   4,782         5,343
  Long-Term Obligations:
    Debt.............................................   4,045         4,034
    Capitalized leases...............................       2             3
                                                        4,047         4,037
  Deferred Credits and Other Non-Current Liabilities:
    Income taxes.....................................   3,021         2,995
    Other............................................   2,378         2,425
                                                        5,399         5,420
  Minority Interest..................................      21            21

  Shareholders' Equity:
    Common stock (authorized 800,000,000 shares;
      issued and outstanding at March 31, 1994
      --496,505,169 shares; December 31, 1993
      --496,401,099 shares)..........................   2,151         2,147
    Earnings retained and invested in the business...  11,682        11,557
    Foreign currency translation adjustment..........     (30)          (39)
                                                       13,803        13,665
      Total liabilities and shareholders' equity..... $28,052       $28,486

                                      3.

  Consolidated Statement of Cash Flows
  (millions of dollars)

                                                           Three Months
                                                               Ended
                                                             March 31,
                                                          1994       1993
  Cash Flows From Operating Activities:
    Net income.........................................  $  398     $  229
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation, depletion, amortization, and
        retirements and abandonments...................     539        542
      (Increase) decrease in receivables...............      (4)       123
      Decrease in inventories..........................     112         15
      Decrease in payables and accrued liabilities.....    (300)      (503)
      Deferred taxes and other items...................     (28)       143
        Net cash provided by operating activities......     717        549



  Cash Flows From Investing Activities:
    Capital expenditures...............................    (504)      (553)
    Proceeds from dispositions of property
      and other assets.................................      68        135
    New investments, advances and business acquisitions     (11)        (5)
    Proceeds from sales of investments.................     175         26
    Other..............................................       2        (20)
        Net cash used in investing activities..........    (270)      (417)



  Cash Flows From Financing Activities:
    New long-term obligations..........................      25        340
    Repayment of long-term obligations.................     (16)      (658)
    Cash dividends paid................................    (273)      (273)
    Issuances of common stock..........................       4         15
    Acquisitions of common stock.......................      --         --
    Increase (decrease) in short-term obligations......    (266)       138
        Net cash used in financing activities..........    (526)      (438)

  Decrease in Cash and Marketable Securities...........     (79)      (306)
  Cash and Marketable Securities-Beginning of Period...   1,217      1,288
  Cash and Marketable Securities-End of Period.........  $1,138     $  982


                                        4.

  Basis of Financial Statement Preparation

  The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of Amoco Corporation ("Amoco" or the "Corporation"). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles.

  Item 2.  Management's Discussion and Analysis

  Results of Operations

  Net income for the first three months of 1994 totaled $398 million, or $.80 per share. This compared with $229 million, or $.46 per share, for the corresponding 1993 period. Included in first-quarter 1993 earnings were charges of $170 million associated with the writedown of the Congo exploration and production operations to current recoverable value. Also included in first-quarter 1993 results were tax benefits of $56 million associated with the disposition of certain operations.

  Exclusive of these items, earnings improved from $343 million, or $.69 per share in 1993, to $398 million, or $.80 per share in 1994. The increase in earnings was primarily attributable to higher chemical and refining, marketing and transportation earnings as a result of cost-reduction efforts and higher sales volumes and margins. Partly offsetting were lower exploration and production earnings primarily reflecting lower crude oil prices which averaged $4 to $5 per barrel below the prior year's level.

  For the 12-month period ended March 31, 1994, return on average shareholders' equity was 14.9 percent compared with 5.9 percent for the 12 months ended March 31, 1993. Return on average capital employed was 11.5 percent for the 12-month period ended March 31, 1994, compared with 5.1 percent for the corresponding 1993 period.

  Sales and other operating revenues for the first quarter of 1994 were $5.9 billion, 6 percent lower than the $6.2 billion reported in the corresponding period of 1993. Crude oil revenues of $1.3 billion were 28 percent below last year's first quarter mainly as a result of lower prices. Refined product revenues for the first three months of 1994 decreased 9 percent compared with 1993. Lower prices for all major products more than offset higher sales volumes. Partially offsetting were increased natural gas and chemical revenues of 31 percent and 10 percent, respectively, compared with the prior year. The improvements reflected higher U.S. natural gas volumes, and higher chemical sales volumes, particularly purified terephthalic acid ("PTA") and olefins.

  Purchased crude oil, petroleum products and merchandise for the first three months of 1994 totaled $2.9 billion, 10 percent below the comparable 1993 level of $3.2 billion. The decrease was attributed to lower crude oil prices, offset in part by higher natural gas volumes. Operating expenses of $1.1 billion for the first quarter of 1994 were 9 percent lower than the

                                                5.
  comparable 1993 period, reflecting the absence of charges associated with the writedown of Congo exploration and production operations. Partly offsetting were higher production expenses related to increased activity in Europe. First-quarter 1994 petroleum exploration expenses of $114 million increased 24 percent above the 1993 level due to higher overseas activity. Selling and administrative expenses of $466 million for the first three months of 1994 were 10 percent below the year-ago 1993 period, primarily reflecting currency gains. Interest expense for the current quarter was $20 million lower than last year's first quarter, reflecting the effects of 1993 debt refinancing.

  U.S. exploration and production earnings of $207 million in the first quarter of 1994 were 18 percent below the $253 million earned in the first three months of 1993. The decrease mainly resulted from lower crude oil and natural gas liquids ("NGL") prices and lower crude oil and natural gas volumes. Partly offsetting were higher natural gas prices, which increased approximately $.20 per thousand cubic feet ("mcf") to about $2.00 per mcf, reflecting a more favorable supply-demand balance. Natural gas production of 2.4 billion cubic feet per day declined 4 percent from last year. Crude oil and NGL production of 289,000 barrels per day declined 7 percent as normal field declines out-paced development efforts.

  Exploration and production earnings outside the United States were $61 million in the first quarter of 1994. This compared with earnings of $76 million in the first quarter of 1993, before the $170 million charge associated with Congo operations. The $15 million decline from a year ago resulted from lower crude oil prices and higher exploration expenses, which more than offset increased production and natural gas prices, and higher currency gains. Natural gas and crude oil production increased outside the United States primarily reflecting new North Sea production.

  Refining, marketing and transportation operations earned $104 million during the first quarter of 1994, compared with $80 million in the first quarter of 1993. The increase in earnings primarily resulted from higher margins and sales volumes.

  Chemical earnings of $90 million for the first quarter of 1994 increased from $54 million earned for the similar 1993 period. The improvement in 1994 first-quarter earnings resulted from higher volumes and margins, and continued cost-reduction efforts. Worldwide PTA and olefins sales volumes increased 9 percent and 12 percent, respectively, above last year.

  Other operations, which include technology operations, offshore contract drilling, real estate interests and other activities, incurred a loss of $20 million in the first quarter of 1994. This compared with a $22 million loss in the corresponding 1993 period.

  Corporate activities, including net interest and general corporate expenses, incurred net expenses of $44 million for 1994, compared with $42 million for 1993. Included in 1993 results were tax benefits of $56 million associated with the disposition of certain operations. Excluding these tax benefits, expenses associated with corporate activities were $54 million below the first quarter of 1993, reflecting lower net interest expense and favorable currency effects.

  The Corporation  and the oil industry  will continue to be  affected by the

                                                6.
  price volatility of crude oil and natural gas. Also affecting chemical and refining, marketing and transportation activities are crude oil prices and the overall industry product supply and demand balance. Amoco's future performance is expected to be affected by ongoing efforts to reduce costs, the divestment of marginal properties and underperforming assets, new technologies and new governmental regulation.

  In March 1994, management of the Corporation announced to its employees that the organizational structure of the Corporation will be changed in an effort to reduce costs and increase effectiveness. Management currently anticipates that plans for the new structure will be finalized in the last half of 1994. At present, the impact of the restructuring has not been determined.

  Liquidity and Capital Resources

  Cash flows from operating activities totaled $717 million in the first three months of 1994 compared with the 1993 level of $549 million. Working capital of $900 million increased $149 million during the first quarter from $751 million at December 31, 1993. As a result, the Corporation's current ratio was 1.19 to 1 at March 31, 1994, up from 1.14 to 1 at year-end 1993. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational capability or flexibility since the Corporation has ready access to both short-term and long-term debt markets.

  Amoco's debt totaled $4.8 billion at March 31, 1994, compared with $5.1 billion at year-end 1993. Debt as a percent of debt-plus-equity was
  25.9 percent  at March  31, 1994,  compared with  27.1 percent  at year-end
  1993.

  The Corporation believes its strong financial position will permit the financing of its business needs and opportunities in an orderly manner. Amoco is rated AAA by Standard & Poor's Corporation. In April 1994, Moody's Investors Service, Inc. ("Moody's") changed its rating on the Corporation's long-term debt from Aaa to Aa1. The rating change affects the debt issuances of Amoco's wholly owned subsidiaries, principally Amoco Canada Petroleum Company Ltd. and Amoco Company, that are guaranteed by the Corporation. The decision by Moody's is not expected to have a material impact on Amoco's business or Amoco's and its subsidiaries' cost of debt.

  It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At March 31, 1994, bank lines of credit available to support commercial paper borrowings amounted to $490 million, all of which were supported by commitment fees. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

  Amoco Oil Company, a wholly owned subsidiary of Amoco Corporation, announced in April 1994 that it had signed a letter of intent to negotiate a contract with subsidiaries of Associates Corporation of North America ("Associates") whereby Associates would issue and process Amoco Oil's

                                                7.
  consumer credit cards. Associates would become the grantor of credit, owner of the receivables and manager of credit risks. In connection with the transaction, Amoco Oil Company plans to sell certain of its assets related to consumer credit cards to the Associates.

  For the first three months of 1994, capital and exploration expenditures amounted to $618 million compared with the $645 million spent during the corresponding period of 1993. Over 70 percent of the total 1994 expenditures has been spent in exploration and production operations. Amoco previously announced a full-year capital and exploration expenditure budget of $3 billion for 1994. Capital and exploration spending for the year 1993 totaled $3.3 billion.

  The Corporation has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to various oil and gas operations, refineries, marketing sites and chemical locations, including multiparty sites at which Amoco and certain of its subsidiaries have been identified as potentially responsible parties by the U.S. Environmental Protection Agency. Such estimated costs will be refined over time as remedial requirements and regulations become better defined. However, any additional costs cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology, regulatory changes and other factors. Although future costs could have a significant effect on the results of operations in any one period, they are not expected to be material in relation to Amoco's liquidity or consolidated financial position. In total, the accrued liability represents a reasonable best estimate of Amoco's remediation liability.


                          PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings

  Reference is made to the  description of legal proceedings in Part  I, Item
  3. of the Corporation's 1993 Annual Report on Form 10-K. Reference is also made to the current report on Form 8-K dated April 25, 1994. See Item 6
  (b).

  With respect to the Rubicon/Amoco Production matter, the case was settled on April 8, 1994 and has been submitted to the court for dismissal. The terms of the settlement are confidential, but the settlement did not have a material adverse effect on the financial position, results of operations or cash flows of Amoco.

  Nine proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state and local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's consolidated cash flows, financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $4.1 million.

  Amoco has various other suits and claims pending against it among which are

                                                8.
  several class actions for substantial monetary damages which in Amoco's opinion are not meritorious. While it is impossible to estimate with certainty the ultimate legal and financial liability in respect to these other suits and claims, Amoco believes that the aggregate amount will not be material in relation to its consolidated financial position.

  Item 2.  Changes in Securities
  Not applicable.

  Item 3.  Defaults upon Senior Securities
  Not applicable.

  Item 4.  Submission of Matters to a Vote of Security Holders
  (a) The Annual Meeting of Shareholders was held on April 26, 1994.

  (b) Not applicable.

  (c) Six persons nominated by the Board of Directors were elected directors. Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees listed in the proxy statement. Results of the election were as follows:
      Erroll B. Davis, Jr., shares for 417,552,705, shares withheld 4,429,888; Patrick J. Early, shares for 417,370,019, shares withheld 4,612,574; H. Laurance Fuller, shares for 417,379,400, shares withheld 4,603,193; Floris A. Maljers, shares for 417,036,943, shares withheld 4,945,650; Martha R. Seger, shares for 417,529,859, shares withheld 4,452,734; and Richard D. Wood, shares for 416,847,216, shares withheld 5,135,377. Abstentions for the nominees as a group totaled 4,143,563 shares. Results of the concurrence in the appointment of Price Waterhouse to serve as independent accountants for Amoco and its subsidiaries for the fiscal year 1994 were as follows: shares for
      418,678,051,  shares  against  1,888,290  and   abstentions  1,416,252.
      Results of a shareholder proposal relating to elimination of stock options were as follows: shares for 21,930,771, shares against 353,683,710, abstentions 7,992,851 and broker non-votes 38,375,261.

  (d) Not applicable.








                                                9.

  Item 5.  Other Information
      Shown below is summarized financial information as to the assets, liabilities and results of operations of Amoco's wholly owned subsidiary, Amoco Company.

                                                  Three Months Ended
                                                       March 31,
                                                   1994         1993
                                                 (millions of dollars)

     Total revenues (including excise taxes)..   $ 6,136      $ 6,296
     Operating profit.........................   $   509      $   430
     Net income...............................   $   377      $   277

                                                March 31,   December 31,
                                                   1994         1993
                                                 (millions of dollars)

     Current assets...........................   $ 4,500      $ 4,383
     Total assets.............................   $23,732      $23,513
     Current liabilities......................   $ 3,733      $ 3,976
     Long-term obligations....................   $ 1,979      $ 1,967
     Deferred credits.........................   $ 4,510      $ 4,441
     Shareholder's equity.....................   $13,510      $13,129

  Item 6.  Exhibits and Reports on Form 8-K
  (a) Exhibits
                                                                 Sequentially
      Exhibit                                                      Numbered
      Number                                                         Page

        12    Statement Setting Forth Computation of Ratio of
              Earnings to Fixed Charges.

  (b) Current reports on Form 8-K dated February 8, 1994 and April 25, 1994 were filed. The filing of February 8, 1994 announced that a judgment was entered on January 21, 1994 for approximately $413 million in favor of Amoco Chemical Company and Amoco Reinforced Plastics Company, subsidiaries of Amoco Corporation, against certain underwriters and insurance carriers relating to wrongful refusal to pay for defense and settlement of product liability lawsuits.

              The current report on Form 8-K dated April 25, 1994 announced that a new judgment was entered on April 15, 1994 which revised the January 21, 1994 judgment to approximately $108 million.



                                                10.

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Amoco Corporation
                                                (Registrant)
  Date: May 12, 1994



                                             J. R. Reid
                                             J. R. Reid
                                             Vice President and Controller
                                             (Duly Authorized and Chief
                                              Accounting Officer)







                                                11.