Form 10-Q
period 1994-06-30
AMOCO CORP
filed 1994-08-12
CIK 93397

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1994 or

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

  Number of shares outstanding as of June 30, 1994--496,730,103.


                                        1.

                         PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Consolidated Statement of Income
  (millions of dollars)
                                          Three Months       Six Months
                                              Ended            Ended
                                             June 30,         June 30,
                                          1994     1993     1994     1993
  Revenues:
    Sales and other operating revenues  $ 6,596  $ 6,486  $12,457  $12,719
    Consumer excise taxes.............      871      684    1,670    1,330
    Other income......................      568       55      673      119
        Total revenues................    8,035    7,225   14,800   14,168

  Costs and Expenses:
    Purchased crude oil, petroleum
      products and merchandise........    3,482    3,344    6,379    6,577
    Operating expenses................    1,260    1,168    2,390    2,416
    Petroleum exploration expenses,
      including exploratory dry holes.      163      104      277      196
    Selling and administrative expenses     695      438    1,161      957
    Taxes other than income taxes.....    1,077      889    2,068    1,756
    Depreciation, depletion, amorti-
      zation, and retirements and
      abandonments....................      575      519    1,114    1,061
    Interest expense..................       64       82      135      173
        Total costs and expenses......    7,316    6,544   13,524   13,136

  Income before income taxes..........      719      681    1,276    1,032

  Income taxes........................      309      194      468      316

  Net income..........................  $   410  $   487  $   808  $   716

  Weighted average number of shares
    of common stock outstanding (in
    thousands)........................  496,650  496,819  496,548  496,683

  Per Share Data (Based on weighted
    average shares outstanding):

  Net income..........................  $   .83  $   .98  $  1.63  $  1.44

  Cash dividends per share............  $   .55  $   .55  $  1.10  $  1.10


                                        2.

  Consolidated Statement of Financial Position
  (millions of dollars)
                                                      June 30,     Dec. 31,
                                                        1994         1993
                         ASSETS
  Current Assets:
    Cash............................................. $   102      $   103
    Marketable securities--at cost,
      which approximates fair value..................     834        1,114
    Accounts and notes receivable (less allowances
      of $65 at June 30, 1994, and $65 at
      December 31, 1993).............................   3,723        3,196
    Inventories
      Crude oil and products.........................     761          813
      Materials and supplies.........................     298          297
    Prepaid expenses and income taxes................     631          571
      Total current assets...........................   6,349        6,094
  Investments and Other Assets:
    Investments and related advances.................     362          318
    Long-term receivables and other assets...........     747          705
                                                        1,109        1,023
  Properties--at cost, less accumulated
    depreciation, depletion and amortization of
    $24,001 at June 30, 1994, and $23,204
    at December 31, 1993 (The successful efforts
    method of accounting is followed for costs
    incurred in oil and gas producing activities)....  21,378       21,369
      Total assets................................... $28,836      $28,486

         LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Current portion of long-term obligations......... $    49      $    53
    Short-term obligations...........................     646        1,007
    Accounts payable.................................   2,547        2,473
    Accrued liabilities..............................   1,052          974
    Taxes payable (including income taxes)...........     975          836
      Total current liabilities......................   5,269        5,343

  Long-Term Debt.....................................   4,124        4,037

  Deferred Credits and Other Non-Current Liabilities:
    Income taxes.....................................   3,087        2,995
    Other............................................   2,380        2,425
                                                        5,467        5,420
  Minority Interest..................................      14           21


                                      3.

  Shareholders' Equity:
    Common stock (authorized 800,000,000 shares;
      issued and outstanding at June 30, 1994
      --496,730,103 shares; December 31, 1993
      --496,401,099 shares)..........................   2,160        2,147
    Earnings retained and invested in the business...  11,819       11,557
    Foreign currency translation adjustment..........     (17)         (39)
                                                       13,962       13,665
      Total liabilities and shareholders' equity..... $28,836      $28,486

                                        3.

  Consolidated Statement of Cash Flows
  (millions of dollars)

                                                         Six Months Ended
                                                              June 30,
                                                           1994      1993

  Cash Flows From Operating Activities:
    Net income.........................................  $   808   $   716
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation, depletion, amortization, and
        retirements and abandonments...................    1,114     1,061
      Increase in receivables..........................     (700)      (29)
      Decrease in inventories..........................       51        25
      Increase (decrease) in payables and accrued
        liabilities....................................      287      (544)
      Deferred taxes and other items...................     (170)      150
        Net cash provided by operating activities......    1,390     1,379



  Cash Flows From Investing Activities:
    Capital expenditures...............................   (1,111)   (1,235)
    Proceeds from dispositions of properties
      and other assets.................................       97       263
    New investments, advances and business
      acquisitions.....................................       (8)       (9)
    Proceeds from sales of investments.................      175        28
    Other..............................................        4        10
        Net cash used in investing activities..........     (843)     (943)



  Cash Flows From Financing Activities:
    New long-term obligations..........................      104       553
    Repayment of long-term obligations.................      (38)   (1,033)
    Cash dividends paid................................     (546)     (546)
    Issuances of common stock..........................       13        21
    Increase (decrease) in short-term obligations......     (361)      261
        Net cash used in financing activities..........     (828)     (744)

  Decrease in Cash and Marketable Securities...........     (281)     (308)
  Cash and Marketable Securities-Beginning of Period...    1,217     1,288
  Cash and Marketable Securities-End of Period.........  $   936   $   980

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

  Item 2. Management's Discussion and Analysis

  Results of Operations

  Comparisons of net income for the first six months and second quarter were affected by various items, summarized in the table below:

  (Millions of dollars              Six Months           Second Quarter
  Incr./(decr.) net income)       1994       1993        1994       1993
  COET settlement                $ 270      $   -       $ 270      $   -
  Restructuring accrual           (256)         -        (256)         -
  Congo writedown                    -       (170)          -          -
  Tax obligations and other          -         56           -          -

  Net income for the first six months of 1994 amounted to $808 million, or $1.63 per share. Included in first-six-months results were second-quarter restructuring charges of $256 million after tax. Of this amount, $146 million related to costs directly associated with the severance of approximately 3,800 employees expected to occur over the next 12 months. The remaining $110 million was attributable to various facility closings and asset dispositions. Current-year results also included second-quarter after-tax benefits of $270 million relating to final settlements with the Internal Revenue Service involving crude oil excise taxes ("COET") in the 1980s. Excluding these items, first-six-months 1994 earnings were $794 million, or $1.60 per share.

  Six-month 1993 earnings were $716 million, or $1.44 per share. Included in these results were after-tax charges of $170 million related to the writedown of Congo exploration and production operations to current recoverable value, and tax benefits of $56 million associated with the disposition of certain operations. Excluding these items, earnings for the first six months of 1993 were $830 million, or $1.67 per share.

  Adjusting both periods for these items, earnings for the first six months of 1994 of $794 million were 4 percent below 1993's adjusted net income of $830 million. The 1994 earnings decline mainly resulted from decreased exploration and production earnings due to lower crude oil prices, which averaged about $3 per barrel below last year's level. Also contributing to the decline were lower refining, marketing and transportation earnings

                                        5.
  primarily attributable to lower refined product margins. Partly offsetting were improved chemical earnings, resulting from higher volumes and margins in major product lines, and lower net expenses in the corporate segment.

  Second-quarter 1994 net income totaled $410 million, or $.83 per share, compared with $487 million, or $.98 per share in the second quarter of 1993. Results for 1994 included the previously mentioned $256 million restructuring charges and the $270 million favorable COET settlement.

  Adjusting for these items, second-quarter 1994 earnings were $396 million, or $.80 per share, $91 million lower than last year's second quarter earnings of $487 million. Exploration and production earnings declined reflecting lower crude oil prices worldwide, lower U.S. natural gas prices and increased exploration expenses outside the United States. Refining, marketing and transportation earnings decreased due to lower refined product margins. Partially offsetting were improved chemical earnings on the strength of higher volumes and margins in major product lines.

  For the 12 months ended June 30, 1994, return on average shareholders' equity was 14.1 percent compared with 13.7 percent for the 12 months ended June 30, 1993. Return on average capital employed was 10.9 percent for the 12-month period ended June 30, 1994, compared with 10.7 percent for the corresponding prior-year period.

  Sales and other operating revenues totaled $12.5 billion for the first six months of 1994, slightly below the $12.7 billion reported in the corresponding 1993 period. Crude oil revenues decreased 15 percent and refined product revenues declined 8 percent mainly due to lower prices. Partly offsetting were a 23 percent increase in natural gas revenues reflecting higher volumes worldwide, and a 16 percent improvement in chemical revenues resulting from higher volumes and prices for major product lines. Second-quarter 1994 sales and other operating revenues of $6.6 billion were slightly higher than the $6.5 billion reported in 1993's second quarter. Natural gas revenues increased 16 percent primarily reflecting higher volumes, while chemical revenues improved 22 percent due to increased volumes and prices. Partly offsetting was an 8 percent decline in refined product revenues resulting from lower prices.

  Consumer excise taxes increased 26 percent and 27 percent for the first six months and second quarter of 1994, respectively, compared with last year's levels, reflecting the effect of a tax increase on transportation fuels resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993. Higher other income for both the first six months and second quarter of 1994 compared with the corresponding 1993 periods primarily reflected the second-quarter 1994 COET settlement.

  Purchases of crude oil, petroleum products and merchandise totaled $6.4 billion for the first six months of 1994, 3 percent lower than 1993's first six months, primarily attributable to lower U.S. crude oil prices, partially offset by higher natural gas and refined product volumes. Second-quarter 1994 purchases of $3.5 billion were 4 percent higher than the comparable prior-year quarter. Higher crude oil, refined product and

                                        6.

  U.S. natural gas purchase volumes were partly offset by lower crude oil and refined product prices.

  Operating expenses totaled $2.4 billion for the first six months of 1994, essentially level with the corresponding 1993 period. Second-quarter 1994 results included restructuring charges of $169 million related to various facility closings and asset dispositions. Included in first-quarter 1993 results were charges associated with the writedown of Congo exploration and production operations. Second-quarter 1994 operating expenses were 8 percent above 1993's second quarter mainly reflecting the second-quarter 1994 restructuring charges.

  Petroleum exploration expenses of $277 million in the first six months of 1994 and $163 million in the second quarter of 1994 increased 41 percent and 57 percent, respectively, compared with prior-year levels. The increase in both periods was mainly attributable to higher dry hole costs overseas.

  Selling and administrative expenses for the first six months and second quarter of 1994 were up 21 percent and 59 percent, respectively, primarily resulting from second-quarter 1994 restructuring charges of $225 million related to severance costs. Also contributing to the second-quarter increase were lower foreign currency gains.

  Taxes other than income taxes increased in both the first six months and current quarter of 1994 by 18 percent and 21 percent, respectively, compared with the prior-year periods principally due to increased consumer excise taxes. Higher depreciation, depletion, amortization, and retirements and abandonments in the first six months and second quarter of 1994 compared with 1993 resulted in part from increased production in the North Sea. Interest expense decreased 22 percent for both the first six months and second quarter of 1994, compared with the corresponding 1993 periods, primarily due to the effects of 1993 debt refinancing and revised estimates of future tax obligations.

  Results by Industry Segment
                                     Six Months          Second Quarter
     (Millions of dollars)         1994       1993       1994       1993
  Exploration and Production
    United States                 $ 505      $ 483      $ 298      $ 230
    Non-U.S.                          7        (41)       (54)        53
  Refining, Mktg. and Trans.        159        342         55        262
  Chemicals                         196         97        106         43
  Other Operations*                (124)       (41)      (104)       (19)
  Corporate                          65       (124)       109        (82)
    Net Income                    $ 808      $ 716      $ 410      $ 487


  * Other Operations include technology operations, offshore contract drilling, real estate interests, hazardous-waste incineration and other activities.

                                                7.

  U.S. Exploration and Production

  U.S. exploration and production operations earned $505 million and $298 million in the first six months and second quarter of 1994, respectively, compared with $483 million and $230 million for the corresponding 1993 periods. Earnings for 1994 included second-quarter restructuring charges of $47 million primarily related to severance costs, and $90 million associated with the favorable COET settlement. Included in 1993 results were second-quarter provisions of $63 million for the estimated future costs of environmental remediation activities. Adjusting the respective periods for these charges, both 1994 six-month and second-quarter results were below the comparable 1993 periods mainly reflecting lower crude oil prices and volumes.
  Amoco's crude oil prices for the first six months of 1994 averaged about $3 below the comparable 1993 period, and for the second quarter of 1994 averaged about $2 below the year-earlier period. Also contributing to the second-quarter 1994 decline were lower natural gas prices, which averaged about $.20 per thousand cubic feet below last year's second quarter.

  Non-U.S. Exploration and Production

  Exploration and production earnings outside the U.S. totaled $7 million for the first six months of 1994, compared with a loss of $41 million in the comparable 1993 period. Second-quarter 1994 exploration and production operations incurred a loss of $54 million compared with second-quarter 1993 earnings of $53 million. Results for 1994 included second-quarter restructuring charges of $20 million, primarily related to severance costs. Included in 1993 results were first-quarter charges of $170 million related to the writedown of Congo operations. Adjusting both periods for these items, both 1994 six-month and second-quarter results were below the comparable  year-earlier  levels, reflecting  lower  crude  oil prices  and
  higher  exploration  expense.    Also  contributing to  the  decline were
  second quarter unfavorable currency effects of $40 million and charges relating to the Corporation's relinquishment of the Myanmar concession. Partly offsetting for both periods were higher production volumes and natural gas prices.

  Natural gas and crude oil production outside the U.S. increased 5 percent during the first six months and 3 percent during the second quarter of 1994 compared with the corresponding 1993 periods, primarily reflecting new North Sea production.

  Refining, Marketing and Transportation

  Refining, marketing and transportation operations earned $159 million and $55 million for the first six months and second quarter of 1994, respectively. This compared with earnings of $342 million and $262 million for the similar periods of 1993. Included in 1994 results were second-quarter restructuring charges of $41 million, primarily related to

                                                8.
  severance costs. Results for 1993 included second-quarter benefits of $59 million related to a reduction in previous estimates of future costs for environmental remediation activities. Excluding these items, the earnings decline of $83 million in the first six months and $107 million in the second quarter of 1994 compared with 1993 reflected lower refined product margins in the United States. Also contributing to the decline were lower earnings from natural gas liquids supply and marketing activities in Canada.

  U.S. refined product sales volumes for the first six months and second quarter of 1994 improved by 4 percent compared with last year's similar periods, mainly resulting from stronger distillate sales.

  Chemicals

  Chemical operations earned $196 million and $106 million for the first six months and second quarter of 1994, respectively, compared with $97 million and $43 million for the corresponding 1993 periods. Included in 1994 results were second-quarter restructuring charges of $36 million, primarily related to severance costs. Excluding these charges, both six-month and second-quarter 1994 earnings were higher than the comparable 1993 periods principally due to higher volumes and margins for major product lines, particularly for purified terephthalic acid ("PTA").

  Worldwide PTA sales volumes for the first six months and second quarter of 1994 increased 16 and 22 percent, respectively, compared with last year's first six months. Olefins sales volumes increased 13 percent for both the first six months and second quarter of 1994 compared with the corresponding 1993 periods.

  Other Operations and Corporate

  Other operations, which include technology operations, offshore contract drilling, real estate interests, hazardous-waste incineration and other activities, incurred losses of $46 million for the first six months and $26 million for the second quarter of 1994, excluding second-quarter restructuring charges of $78 million. The comparable results for 1993 were losses of $41 million and $19 million, respectively.

  Corporate activities, including net interest and other corporate expenses, reported income of $65 million and $109 million for the first six months and second quarter of 1994, respectively, compared with net expenses of $124 million and $82 million in the corresponding 1993 periods. Results for 1994 included second-quarter interest income of $180 million related to the COET settlement and restructuring charges of $34 million. Included in the 1993 results were first-quarter tax benefits of $56 million associated with the disposition of certain operations. Adjusting for these items, net expenses for the first six months and second quarter of 1994 were lower than 1993 reflecting favorable currency effects and lower net interest expense.

  Outlook
                                                9.

  The Corporation and the oil industry will continue to be affected by the price volatility of crude oil and natural gas. Also affecting chemical and refining, marketing and transportation activities are crude oil prices and the overall industry product supply and demand balance. Amoco's future performance is expected to be impacted by ongoing cost reduction programs, the divestment of marginal properties and underperforming assets, application of new technologies and new governmental regulation.

  In July 1994, Amoco announced that the organizational structure of the Corporation was being changed to improve profitability, increase operating flexibility and position the Corporation for long-term growth. The Corporation's strategies now will be carried out by 17 business groups. The three major subsidiaries have been effectively eliminated as operating entities. A newly created shared services organization will provide support service to the business units. As a result of the restructuring, an after-tax charge of $256 million was taken in the second quarter of 1994. Approximately 3,800 positions will be eliminated by July 1995. An additional 700 positions will be eliminated by the end of 1996 as a result of ongoing process redesign to improve efficiencies in support functions. Additional restructuring costs of approximately $200 million (after-tax) are expected to be incurred through 1996 to reflect costs for system redesign, relocations, work consolidation and development of new processes in support of the restructuring.

  Liquidity and Capital Resources

  Cash flows from operating activities for the first six months of 1994 amounted to $1,390 million, essentially level with $1,379 million in the prior-year period. Working capital of $1,080 million at June 30, 1994, increased $329 million from $751 million at December 31, 1993. As a result, the Corporation's current ratio increased to 1.20 to 1 at June 30, 1994, from 1.14 to 1 at year-end 1993. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational capability or flexibility since the Corporation has ready access to both short-term and long-term debt markets.

  Amoco's  debt totaled $4.8  billion at  June 30,  1994, compared  with $5.1
  billion at year-end 1993.   Debt as a percent of debt-plus-equity  was 25.6
  percent at June 30, 1994, compared with 27.1 percent at year-end 1993.

  The Corporation believes its strong financial position will permit the financing of business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At June 30, 1994, bank lines of credit available to support commercial paper borrowings amounted to $490 million, all of which were supported by commitment fees. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

                                                10.

  Amoco Oil Company, a wholly owned subsidiary of the Corporation, announced in April 1994 that it had signed a letter of intent to negotiate a contract with subsidiaries of Associates Corporation of North America ("Associates") whereby Associates would issue and process Amoco Oil's consumer credit cards. Associates would become the grantor of credit, owner of the receivables and manager of credit risks. In connection with the transaction, Amoco Oil Company plans to sell certain of its assets related to consumer credit cards to Associates. The transaction is expected to close in the last half of 1994.

  Capital and exploration expenditures for the first six months of 1994 totaled $1,388 million compared with $1,431 million for the comparable 1993 period. Over 70 percent of the total 1994 expenditures has been spent in exploration and production operations. Amoco previously announced a full-year capital and exploration expenditure budget of $3 billion for 1994.

  The Corporation has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to various oil and gas operations, refineries, marketing sites and chemical locations, including multiparty sites at which Amoco and certain of its subsidiaries have been identified as potentially responsible parties by the U.S. Environmental Protection Agency. Such estimated costs will be refined over time as remedial requirements and regulations become better defined. However, any additional environmental costs cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology, regulatory changes and other factors. Although future costs could have a significant effect on the results of operations in any one period, they are not expected to be material in relation to Amoco's liquidity or consolidated financial position. In total, the accrued liability represents a reasonable best estimate of Amoco's remediation liability.

                          PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings
  Reference is made to the description of legal proceedings in Part I, Item 3 of the Corporation's 1993 Annual Report on Form 10-K and the description of legal proceedings in Part II, Item 1 of the Corporation's Report on Form 10-Q for the quarter ended March 31, 1994.

  With respect to the Rubicon/Amoco Production matter, the case was dismissed by the court on April 27, 1994.

  See  Item  6(b).   The  defendants in  the Amoco  Chemical/Amoco Reinforced
  Plastics case have filed an appeal.

  Ten proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state and local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's consolidated cash flows, financial position or results of

                                                11.
  operations.  Amoco  estimates that in the aggregate the  monetary sanctions
  reasonably  likely  to  be   imposed  from  these  proceedings  amount   to
  approximately $3.7 million.

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

  Item 2.  Changes in Securities
  Not applicable.

  Item 3.  Defaults upon Senior Securities
  Not applicable.

  Item 4.  Submission of Matters to a Vote of Security Holders
  Not applicable.

  Item 5.  Other Information
      Shown below is summarized financial information as to the assets, liabilities, and results of operations of Amoco's wholly owned subsidiary, Amoco Company.
                                       Three Months        Six Months
                                          Ended              Ended
                                         June 30,           June 30,
                                      1994      1993     1994      1993
                                             (millions of dollars)
      Total revenues (including
        excise taxes).............. $ 7,397   $ 6,578  $13,533   $12,874
      Operating profit............. $   596   $   738  $ 1,105   $ 1,168
      Net income................... $   561   $   509  $   938   $   786

                                               June 30, Dec. 31,
                                                 1994     1993
                                             (millions of dollars)
      Current assets........................   $ 4,965  $ 4,383
      Total assets..........................   $24,179  $23,513
      Current liabilities...................   $ 3,910  $ 3,976
      Long-term debt........................   $ 2,055  $ 1,967
      Deferred credits......................   $ 4,469  $ 4,441
      Shareholder's equity..................   $13,745  $13,129

                                                12.

  Item 6.  Exhibits and Reports on Form 8-K
  (a)  Exhibits
                                                          Sequentially
       Exhibit                                              Numbered
       Number                                                 Page
       12 Statement Setting Forth Computation of Ratio of Earnings to Fixed Charges.

  (b) Current reports on Form 8-K dated February 8, 1994 and April 25, 1994 were filed. The filing of February 8, 1994 announced that a judgment was entered on January 21, 1994 for approximately $413 million in favor of Amoco Chemical Company and Amoco Reinforced Plastics Company, subsidiaries of the Corporation, against certain underwriters and insurance carriers relating to wrongful refusal to pay for defense and settlement of product liability lawsuits.

       The current report on Form 8-K dated April 25, 1994 announced that a new judgment was entered on April 15, 1994 which revised the January 21, 1994 judgment to approximately $108 million.

                                                13.

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Amoco Corporation
                                                (Registrant)
  Date: August 12, 1994



                                             J. R. Reid
                                             J. R. Reid
                                             Vice President and Controller
                                             (Duly Authorized and Chief
                                              Accounting Officer)

                                                14.