Form 10-Q
period 1994-09-30
AMOCO CORP
filed 1994-11-14
CIK 93397

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1994 or

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

  Number of shares outstanding as of September 30, 1994--496,889,658.

                                        1.

                         PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Consolidated Statement of Income
  (millions of dollars)
                                          Three Months       Nine Months
                                              Ended             Ended
                                          September 30,     September 30,
                                          1994     1993     1994     1993
  Revenues:
    Sales and other operating revenues  $ 6,764  $ 6,205  $19,221  $18,924
    Consumer excise taxes.............      883      698    2,553    2,028
    Other income......................      133      169      806      288
        Total revenues................    7,780    7,072   22,580   21,240

  Costs and Expenses:
    Purchased crude oil, petroleum
      products and merchandise........    3,593    3,139    9,972    9,716
    Operating expenses................    1,118    1,075    3,508    3,491
    Petroleum exploration expenses,
      including exploratory dry holes.      151      164      428      360
    Selling and administrative expenses     550      454    1,711    1,411
    Taxes other than income taxes.....    1,061      891    3,129    2,647
    Depreciation, depletion, amorti-
      zation, and retirements and
      abandonments....................      572      561    1,686    1,622
    Interest expense..................       64       80      199      253
        Total costs and expenses......    7,109    6,364   20,633   19,500

  Income before income taxes..........      671      708    1,947    1,740

  Income taxes........................      226      188      694      504

  Net income..........................  $   445  $   520  $ 1,253  $ 1,236

  Weighted average number of shares
    of common stock outstanding (in
    thousands)........................  496,847  496,898  496,648  496,754

  Per Share Data (Based on weighted
    average shares outstanding):

  Net income..........................  $   .89  $  1.05  $  2.52  $  2.49

  Cash dividends per share............  $   .55  $   .55  $  1.65  $  1.65

                                        2.

  Consolidated Statement of Financial Position
  (millions of dollars)
                                                     Sept. 30,     Dec. 31,
                                                        1994         1993
                         ASSETS
  Current Assets:
    Cash............................................. $   113      $   103
    Marketable securities--at cost,
      which approximates fair value..................   1,530        1,114
    Accounts and notes receivable (less allowances
      of $27 at September 30, 1994, and $65 at
      December 31, 1993).............................   2,946        3,196
    Inventories
      Crude oil and products.........................     740          813
      Materials and supplies.........................     296          297
    Prepaid expenses and income taxes................     677          571
      Total current assets...........................   6,302        6,094
  Investments and Other Assets:
    Investments and related advances.................     369          318
    Long-term receivables and other assets...........     753          705
                                                        1,122        1,023
  Properties--at cost, less accumulated
    depreciation, depletion and amortization of
    $24,399 at September 30, 1994, and $23,204
    at December 31, 1993 (The successful efforts
    method of accounting is followed for costs
    incurred in oil and gas producing activities)....  21,387       21,369
      Total assets................................... $28,811      $28,486

         LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Current portion of long-term obligations......... $    46      $    53
    Short-term obligations...........................     116        1,007
    Accounts payable.................................   2,450        2,473
    Accrued liabilities..............................   1,090          974
    Taxes payable (including income taxes)...........     954          836
      Total current liabilities......................   4,656        5,343

  Long-Term Debt.....................................   4,446        4,037

  Deferred Credits and Other Non-Current Liabilities:
    Income taxes.....................................   3,115        2,995
    Other............................................   2,430        2,425
                                                        5,545        5,420
  Minority Interest..................................      14           21

  Shareholders' Equity:
    Common stock (authorized 800,000,000 shares;
      issued and outstanding at September 30, 1994
      --496,889,658 shares; December 31, 1993
      --496,401,099 shares)..........................   2,168        2,147
    Earnings retained and invested in the business...  11,991       11,557
    Foreign currency translation adjustment..........      (9)         (39)
                                                       14,150       13,665
      Total liabilities and shareholders' equity..... $28,811      $28,486

                                        3.

  Consolidated Statement of Cash Flows
  (millions of dollars)
                                                         Nine Months Ended
                                                            September 30,
                                                           1994      1993

  Cash Flows From Operating Activities:
    Net income.........................................  $ 1,253   $ 1,236
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation, depletion, amortization, and
        retirements and abandonments...................    1,686     1,622
      Decrease in receivables..........................       72        62
      (Increase) decrease in inventories...............       74      (102)
      Increase (decrease) in payables and accrued
        liabilities....................................      209      (533)
      Deferred taxes and other items...................     (140)       37
        Net cash provided by operating activities......    3,154     2,322



  Cash Flows From Investing Activities:
    Capital expenditures...............................   (1,699)   (1,926)
    Proceeds from dispositions of properties
      and other assets.................................      138       308
    New investments, advances and business
      acquisitions.....................................      (11)      (14)
    Proceeds from sales of investments.................      175        27
    Other..............................................       (9)      (53)
        Net cash used in investing activities..........   (1,406)   (1,658)



  Cash Flows From Financing Activities:
    New long-term obligations..........................      418     1,022
    Repayment of long-term obligations.................      (50)   (1,504)
    Cash dividends paid................................     (819)     (819)
    Issuances of common stock..........................       20        24
    Increase (decrease) in short-term obligations......     (891)      291
        Net cash used in financing activities..........   (1,322)     (986)

  Increase (decrease) in Cash and Marketable Securities      426      (322)
  Cash and Marketable Securities-Beginning of Period...    1,217     1,288
  Cash and Marketable Securities-End of Period.........  $ 1,643   $   966

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

  Item 2. Management's Discussion and Analysis

  Results of Operations

  Comparisons of net income for the first nine months and third quarter were affected by various items, summarized in the table below:

  (Millions of dollars              Nine Months           Third Quarter
  Incr./(decr.) net income)       1994       1993        1994       1993
  COET settlement                $ 270      $   -       $   -      $   -
  Restructuring accrual           (256)         -           -          -
  Congo writedown                    -       (170)          -          -
  Disposition of Canadian
    properties                       -         70           -         70
  Tax obligations and other          -         60           -          4
  Environmental provisions         (32)         -         (32)         -

  Nine Months 1994 vs. Nine Months 1993
  Net income for the first nine months of 1994 amounted to $1,253 million, or $2.52 per share. Included in first nine-month results were third-quarter after-tax environmental charges of $32 million and second-quarter restructuring charges of $256 million after tax. Of this latter amount, $146 million related to costs directly associated with the severance of approximately 3,800 employees expected to occur by mid-1995. The remaining $110 million was attributable to various facility closings and asset dispositions. Current-year results also included second-quarter after-tax benefits of $270 million relating to final settlements with the Internal Revenue Service involving crude oil excise taxes ("COET") in the 1980s. Excluding these items, first nine-months 1994 earnings were $1,271 million, or $2.56 per share.

  Net income for the first nine months of 1993 totaled $1,236 million, or $2.49 per share. Included in first nine-month results were charges of $170 million related to the writedown of Congo exploration and production operations to current recoverable value, gains of $70 million associated with the disposition of certain non-strategic Canadian properties and favorable net tax adjustments of $60 million, of which $56 million related to disposition of certain operations. Excluding these items, earnings for the first nine months of 1993 would have been $1,276 million, or $2.57 per share.
                                        5.

  On an adjusted basis, earnings for the first nine months of 1994 of $1,271 million were essentially level with the similar 1993 period, reflecting improved chemical earnings, resulting from higher volumes and margins in major product lines, and lower net corporate expenses. Offsetting were decreased exploration and production earnings mainly due to lower crude oil prices, which averaged about $2 per barrel below last year's level, and lower refining, marketing and transportation earnings, primarily attributable to lower refined product margins.

  Sales and other operating revenues totaled $19.2 billion for the first nine months of 1994, 2 percent higher than the $18.9 billion reported in the corresponding 1993 period. Chemical revenues increased 20 percent resulting from improved volumes and prices for major product lines. Natural gas revenues were 21 percent above the 1993 level, primarily reflecting higher sales volumes. Partly offsetting were decreases in crude oil revenues of 9 percent, due to lower prices and volumes.

  Consumer excise taxes increased 26 percent for the first nine months of 1994 compared with 1993, reflecting the effect of a tax increase on transportation fuels resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993. Higher other income for the first nine months of the current year compared with the corresponding 1993 period primarily reflected the second-quarter 1994 COET settlement.

  Purchases of crude oil, petroleum products and merchandise totaled $10 billion for the first nine months of 1994, 3 percent higher than 1993's first nine months, primarily attributable to higher natural gas and refined product volumes, and increased chemical purchases. Partly offsetting were lower crude oil purchase prices.

  Operating expenses totaled $3.5 billion for the first nine months of 1994, essentially level with the corresponding 1993 period. Second-quarter 1994 expenses included restructuring charges of $169 million related to various facility closings and asset dispositions. First-quarter 1993 included charges associated with the writedown of Congo exploration and production operations. Excluding these items, operating expenses were slightly higher reflecting increased chemical manufacturing expenses from the fourth-quarter 1993 acquisition of Phillips Fibers Corporation, and increased production expense overseas reflecting added production. Partly offsetting were the effects of lower production expenses in Canada.

  Petroleum exploration expenses of $428 million in the first nine months of 1994 increased 19 percent, compared with the prior-year period, mainly attributable to higher dry hole costs in Canada and overseas. Selling and administrative expenses for the first nine months were up 21 percent, primarily resulting from second-quarter 1994 restructuring charges of $225 million related to severance costs, lower currency gains and increases related to natural gas activities.

  Taxes other than income taxes increased in the first nine months by 18 percent compared with the prior-year period principally due to increased

                                        6.
  consumer excise taxes. Interest expense decreased 21 percent for the first nine months of 1994 compared with the corresponding 1993 period, due to revised estimates of future tax obligations and the effects of debt refinancing.


  Third Quarter 1994 vs. Third Quarter 1993
  Third-quarter 1994 net income totaled $445 million, or $.89 per share, compared with $520 million, or $1.05 per share in the third quarter of 1993. Included in 1994 third-quarter earnings were after-tax charges of $32 million representing estimated future costs of environmental remediation activities. Adjusting for these charges, 1994 third-quarter earnings were $477 million, or $.96 per share.

  Third-quarter 1993 results included a gain of $70 million associated with the disposition of Canadian properties and favorable prior-year tax adjustments totaling $57 million, partially offset by adverse deferred tax effects of $53 million resulting from enactment of the Omnibus Budget Reconciliation Act of 1993. Exclusive of these items, third-quarter 1993 earnings were $446 million, or $.90 per share.

  On an adjusted basis, operating results for the third quarter of 1994 of $477 million were 7 percent higher than last year's third quarter, reflecting higher sales volumes and margins for most chemical products and higher crude oil prices, which averaged about $1 per barrel above the similar 1993 period. Partly offsetting were lower refining, marketing and transportation earnings, resulting from lower refined product margins.

  Sales and other operating revenues totaled $6.8 billion for the third quarter of 1994, 9 percent higher than the $6.2 billion reported in 1993's third quarter. Chemical and natural gas revenues improved 29 percent and 16 percent, respectively, due to increased volumes and prices. Refined product revenues increased 6 percent resulting from higher volumes.

  Consumer excise taxes increased 26 percent for the third quarter of 1994 compared with last year's levels, reflecting the effect of a tax increase on transportation fuels resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993.

  Purchases of crude oil, petroleum products and merchandise totaled $3.6 billion for the third quarter of 1994, 14 percent higher than the comparable prior-year quarter, primarily attributable to higher natural gas purchase volumes. Also contributing to the increase were higher crude oil and refined product purchase prices, and increased chemical purchases.

  Third-quarter 1994 operating expenses totaling $1.1 billion were 4 percent above 1993's third quarter mainly reflecting higher environmental charges. Petroleum exploration expenses of $151 million in the third quarter of 1994 decreased 8 percent compared with prior-year level, mainly attributable to lower dry hole costs. Selling and administrative expenses for the third quarter of 1994 were up 21 percent, due in part to unfavorable currency effects and increases related to natural gas activities.

                                        7.

  Taxes other than income taxes increased in the current quarter of 1994 by 19 percent compared with the prior-year period principally due to increased consumer excise taxes. Interest expense decreased 20 percent for the third quarter of 1994 compared with the corresponding 1993 period, due to revised estimates of future tax obligations and the effects of debt refinancing.

  For the 12 months ended September 30, 1994, return on average shareholders' equity was 13.3 percent compared with 13.7 percent for the 12 months ended September 30, 1993. Return on average capital employed was 10.4 percent for the 12-month period ended September 30, 1994, compared with 10.7 percent for the corresponding prior-year period.

  Results by Industry Segment
                                     Nine Months          Third Quarter
  (Millions of dollars)             1994      1993       1994       1993
  Exploration and Production
    United States                 $  698    $  639      $ 193      $ 156
    Non-U.S.                          21        21         14         62
  Refining, Mktg. and Trans.         316       567        157        225
  Chemicals                          350       157        154         60
  Other Operations*                 (138)      (35)       (14)         6
  Corporate                            6      (113)       (59)        11
    Net Income                    $1,253    $1,236      $ 445      $ 520


  * Other Operations include technology operations, offshore contract drilling, real estate interests, hazardous-waste incineration and other activities.


  Nine Months 1994 vs. Nine Months 1993
  U.S. Exploration and Production

  U.S. exploration and production ("E&P") operations earned $698 million in 1994 compared with $639 million earned in the similar 1993 period.

  Included in first nine-month results were second-quarter restructuring charges of $47 million, primarily related to severance costs, and $90 million associated with the favorable COET settlement. Included in 1993 nine-month earnings were second-quarter provisions of $63 million for the estimated future costs of environmental remediation activities related to past E&P operations, and third-quarter net unfavorable tax adjustments of $25 million, primarily reflecting adverse deferred taxes from enactment of the Omnibus Reconciliation Act of 1993.

  Adjusting the respective periods for these items, nine-month 1994 results were $655 million, $72 million below the year-earlier period. The reduction in 1994 earnings primarily resulted from lower crude oil and natural gas prices, which for Amoco averaged about $2 per barrel and $.10 per thousand cubic feet ("mcf") lower than 1993 averages, respectively.

                                                8.

  Also contributing to the decline were lower crude oil and natural gas liquids ("NGL") production volumes, which averaged 290 thousand barrels per day ("MB/d") for the first nine months of 1994, 6 percent below the comparable 1993 period. Partly offsetting were benefits associated with higher natural gas volumes, which averaged 2.5 billion cubic feet per day, up slightly over 1993, and lower depreciation, depletion and amortization and other expenses.

  Non-U.S. Exploration and Production

  E&P earnings outside the U.S. were $21 million for the first nine months of 1994, the same as the year-earlier period.

  Results for 1994 included second-quarter restructuring charges of $20 million, primarily related to severance costs. Included in 1993 results were first-quarter charges of $170 million related to the writedown of Congo operations and third-quarter benefits of $70 million attributable to a gain on disposition of certain non-strategic Canadian properties.

  Adjusting both periods for these items, 1994 nine-month results of $41 million were $80 million lower than 1993 as a result of lower crude oil prices and higher exploration expense. Also contributing to the decline were unfavorable currency effects and charges relating to the relinquishment of the Myanmar concession. Higher natural gas prices and production volumes were partly offsetting.

  For the first nine months of 1994, natural gas production outside the U.S. averaged 1,667 million cubic feet per day and crude oil and NGL production averaged 376 MB/d, both about the same as the corresponding 1993 period. New production increases in the Netherlands, the United Kingdom and Trinidad offset lower Canadian production, the latter reflecting third-quarter 1993 divestments of non-strategic properties.

  Refining, Marketing and Transportation

  Refining, marketing and transportation ("RM&T") activities earned $316 million for the first nine months of 1994, compared with earnings of $567 million for the comparable 1993 period. Included in 1994 results were second-quarter restructuring charges of $41 million, primarily related to severance costs, and third-quarter charges of $32 million representing estimated future costs of environmental remediation activities relating to past operations. Results for 1993 included second-quarter benefits of $59 million associated with a reduction in previous estimates of future costs for environmental remediation activities.

  Excluding these items, earnings of $389 million were $119 million lower than the first nine months of 1993. Contributing to the decline were lower U.S. refined product margins for Amoco, which averaged about 1 cent per gallon below the 1993 period. Also contributing to the decrease were lower earnings from NGL supply and marketing activities in Canada.

  For  the first  nine months  of 1994,  U.S. refined product  sales averaged

                                                9.

  1,172 MB/d, an increase of 5 percent over the corresponding 1993 period. Canadian sales of NGL averaged 160 MB/d, the same as the first nine months of 1993.

  Chemicals

  Chemical operations earned $350 million for the first nine months of 1994. Included in 1994 results were second-quarter restructuring charges of $36 million, primarily related to severance costs. For the first nine months of 1993, chemical operations earned $157 million.

  The increase in 1994 earnings resulted from higher margins and sales volumes for major product lines, particularly purified terephthalic acid ("PTA"), reflecting strong consumer demand. Worldwide PTA and olefins volumes for the first nine months of 1994 increased 16 and 11 percent, respectively, over the comparable 1993 period. Polypropylene volumes were up 6 percent over last year.

  Other Operations and Corporate

  Other operations, which include technology operations, offshore contract drilling, real estate interests, hazardous-waste incineration and other activities, incurred losses of $60 million for the first nine months of 1994, excluding second-quarter restructuring charges of $78 million. The comparable results for 1993 were losses of $35 million. The higher losses in 1994 reflected lower offshore contract drilling revenues and absence of gains realized in 1993.

  Corporate activities, including net interest and other general corporate expenses, reported income of $6 million for the first nine months of 1994, compared with net expenses of $113 million in the corresponding 1993 period. Results for 1994 included second-quarter interest income of $180 million related to the COET settlement and restructuring charges of $34 million. Included in the 1993 results were tax benefits of $101 million of which $56 million was associated with the disposition of certain operations. Adjusting for these items, net expenses for the first nine months of 1994 of $140 million were $74 million lower than 1993 primarily reflecting lower net interest expense.


  Third Quarter 1994 vs. Third Quarter 1993
  U.S. Exploration and Production

  U.S E&P earnings were $193 million in the third quarter of 1994 compared with $156 million earned in the third quarter of 1993. Included in 1993 earnings was a $25 million unfavorable adjustment for taxes, mainly associated with passage of the Omnibus Budget Reconciliation Act of 1993.

  Exclusive of that adjustment, the 1994 increase of $12 million resulted from an increase in crude oil prices of approximately $1 per barrel and higher natural gas volumes, and lower exploration and other expenses. Partly offsetting was a decline in natural gas prices during the third
                                                10.
  quarter of 1994. Amoco's natural gas prices averaged about $1.60 per mcf during the quarter, down approximately $.20 per mcf from the third quarter of 1993.

  Natural gas production for the quarter averaged 2.4 billion cubic feet per day, up 2 percent over the 1993 third-quarter average. Crude oil and NGL production averaged 285 MB/d, 5 percent lower than the same prior-year period, reflecting normal field declines.

  Non-U.S. Exploration and Production

  E&P earnings outside the United States earned $14 million in the third quarter of 1994. This compared with earnings of $62 million in the third quarter of 1993. Included in 1993 results was a $70 million gain associated with the disposition of certain non-strategic Canadian properties.

  Excluding this gain, third-quarter 1994 earnings increased $22 million over the similar 1993 period reflecting higher crude oil prices, and lower exploration and operating expenses. Partly offsetting were unfavorable currency effects.

  Natural gas production averaged 1.5 billion cubic feet per day during the quarter compared with 1.6 billion cubic feet per day during the third quarter of 1993. The decline from last year mainly reflected the divestment of non-strategic Canadian properties, which more than offset higher North Sea production. Crude oil and NGL production averaged 363 MB/d in the third quarter of 1994, down slightly from the comparable 1993 period, mainly reflecting Canadian divestments.

  Refining, Marketing and Transportation

  RM&T activities earned $157 million during the third quarter of 1994, compared with $225 million earned in the third quarter of 1993.

  Included in current-quarter results were charges of $32 million associated with estimates of future costs for environmental remediation activities related to past operations.

  Adjusting for these charges, 1994 earnings would have been $189 million, $36 million lower than the corresponding prior-year period. The earnings decline primarily reflected lower refined product margins, resulting in part from a very competitive U.S. market.

  U.S. sales of refined products averaged 1,236 MB/d per day during the third quarter of 1994, an increase of 5 percent over the comparable 1993 period. Refineries ran at 104 percent of rated capacity during the third quarter of both 1994 and 1993.

  Chemicals

  Chemical  operations  earned $154  million  in the  third quarter  of 1994,

                                                11.
  compared with $60 million for the third quarter of 1993.

  The improvement in 1994 earnings resulted from continued strong performance as margins and sales volumes increased across major product lines. Worldwide PTA and olefins volumes increased 15 percent and 9 percent, respectively, above last year's third-quarter levels. Polypropylene volumes were up 13 percent over third-quarter 1993.

  Other Operations and Corporate

  Other operations, which include technology operations, offshore contract drilling, real estate interests, hazardous-waste incineration and other activities, incurred a loss of $14 million in the third quarter of 1994. This compared with a $6 million gain in the corresponding 1993 period, which reflected the continued efforts to dispose of noncore assets.

  Corporate activities, including net interest and other general corporate expenses, reported net expenses of $59 million in the third quarter of 1994, compared with income of $11 million for the comparable 1993 period. Included in the 1993 results were favorable prior-year tax adjustments of $45 million.

  Outlook

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

  In July 1994, Amoco announced that the organizational structure of the Corporation was being changed to improve profitability, increase operating flexibility and position the Corporation for long-term growth. The Corporation's strategies now will be carried out by 17 business groups. A newly created shared services organization will provide support service to the business groups. As a result of the restructuring, an after-tax charge of $256 million was accrued in the second quarter of 1994. Approximately 3,800 positions will be eliminated by July 1995. Through the third quarter of 1994, charges against the accrual associated with severance, representing approximately 400 employees, and other costs totaled about $20 million after tax.

  An additional 700 positions will be eliminated by the end of 1996 as a result of ongoing process redesign to improve efficiencies in support functions. Additional restructuring costs of approximately $200 million (after-tax) are expected to be incurred through 1996 to reflect costs for severance, system redesign, relocations, work consolidation and development of new processes in support of the restructuring. Through the third quarter of 1994, costs incurred related to these activities were not significant.
                                                12.

  Liquidity and Capital Resources

  Cash flows from operating activities for the first nine months of 1994 amounted to $3,154 million compared with $2,322 million in the prior-year period. Working capital of $1,646 million at September 30, 1994, increased $895 million from $751 million at December 31, 1993. As a result, the Corporation's current ratio increased to 1.35 to 1 at September 30, 1994, from 1.14 to 1 at year-end 1993. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational capability or flexibility since the Corporation has ready access to both short-term and long-term debt markets.

  Amoco Oil Company, a wholly owned subsidiary of the Corporation, announced in April 1994 that it had signed a letter of intent to negotiate a contract with subsidiaries of Associates Corporation of North America ("Associates") whereby Associates would issue and process Amoco Oil's consumer credit cards. This transaction was completed in September. Effective September 20, 1994, Associates became the grantor of credit, owner of the receivables and manager of credit risks for Amoco Oil's consumer credit cards.

  Amoco's debt totaled $4.6 billion at September 30, 1994, compared with $5.1 billion at year-end 1993. The reduction in debt largely reflects the application of the proceeds from the sale of credit card receivables. Debt as a percent of debt-plus-equity was 24.5 percent at September 30, 1994, compared with 27.1 percent at year-end 1993.

  The Corporation believes its strong financial position will permit the financing of business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At September 30, 1994, bank lines of credit available to support commercial paper borrowings amounted to $490 million, all of which were supported by commitment fees. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

  Capital and exploration expenditures for the first nine months of 1994 totaled $2,127 million compared with $2,286 million for the comparable 1993 period. Approximately 71 percent of the total 1994 expenditures has been spent in exploration and production operations.

  The Corporation has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to various oil and gas operations, refineries, marketing sites and chemical locations, including multiparty sites at which Amoco and certain of its subsidiaries have been identified as potentially responsible parties by the U.S. Environmental Protection Agency. Such estimated costs will be refined over time as remedial requirements and regulations become better defined. However, any additional environmental costs cannot be reasonably estimated

                                                13.
  at this time due to uncertainty of timing, the magnitude of contamination, future technology, regulatory changes and other factors. Although future costs could have a significant effect on the results of operations in any one period, they are not expected to be material in relation to Amoco's liquidity or consolidated financial position. In total, the accrued liability represents a reasonable best estimate of Amoco's remediation liability.

                          PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings
  There have been no material developments in the status of the legal proceedings reported in Part I, Item 3 of the Corporation's 1993 Annual Report on Form 10-K and the description of legal proceedings in Part II,
  Item 1 of the Corporation's Report on Form 10-Q for the quarter ended June 30, 1994.

  Twelve proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's consolidated cash flows, financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $5.9 million.

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








                                                14.

  Item 5.  Other Information
      Shown below is summarized financial information as to the assets, liabilities and results of operations of Amoco's wholly owned subsidiary, Amoco Company.
                                       Three Months       Nine Months
                                          Ended              Ended
                                       September 30,      September 30,
                                      1994      1993     1994      1993
                                             (millions of dollars)
      Total revenues (including
        excise taxes).............. $ 7,204   $ 6,413  $20,737   $19,287
      Operating profit............. $   711   $   659  $ 1,816   $ 1,827
      Net income................... $   488   $   486  $ 1,426   $ 1,272

                                              Sept. 30, Dec. 31,
                                                 1994     1993
                                             (millions of dollars)
      Current assets........................   $ 5,169  $ 4,383
      Total assets..........................   $24,422  $23,513
      Current liabilities...................   $ 3,532  $ 3,976
      Long-term debt........................   $ 2,093  $ 1,967
      Deferred credits......................   $ 4,555  $ 4,441
      Shareholder's equity..................   $14,242  $13,129




  Item 6.  Exhibits and Reports on Form 8-K
  (a)  Exhibits
                                                          Sequentially
       Exhibit                                              Numbered
       Number                                                 Page
       12 Statement Setting Forth Computation of Ratio of Earnings to Fixed Charges.

       27    Financial Data Schedule.

  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994.



                                                15.

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Amoco Corporation
                                                (Registrant)
  Date: November 14, 1994



                                             J. R. Reid
                                             J. R. Reid
                                             Vice President and Controller
                                             (Duly Authorized and Chief
                                              Accounting Officer)





                                                16.