Form 10-K
AMOCO CORP
filed 1995-03-24
CIK 93397

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 Fee Required

             For the fiscal year ended December 31, 1994 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
   subject  to such  filing requirements  for the  past 90  days:   Yes   X
   No      .
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
   10-K or any amendment to this Form 10-K:   X
        Aggregate market value of voting stock held by non-affiliates as of January 31, 1995, based on a closing price of $58 was approximately $28,700,000,000.
        Number of common shares outstanding as of January 31, 1995, was 495,449,383 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE
                  Proxy Statement dated March 13, 1995.

                                AMOCO CORPORATION

                                      INDEX

                                                                        Page
    PART I
     Items 1. and 2. Business and Properties
       Exploration and Production   . . . . . . . . . . . . . . . . . .    4
       Reserves   . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
       Oil and Gas Sales Commitments  . . . . . . . . . . . . . . . . .   11
       Refining   . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
       Transportation   . . . . . . . . . . . . . . . . . . . . . . . .   12
       Marketing of Petroleum Products  . . . . . . . . . . . . . . . .   13
       Chemicals  . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
       Other Operations   . . . . . . . . . . . . . . . . . . . . . . .   15
       Research   . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
       Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
       Competition  . . . . . . . . . . . . . . . . . . . . . . . . . .   17
       Government Regulation  . . . . . . . . . . . . . . . . . . . . .   17
       Environmental Protection   . . . . . . . . . . . . . . . . . . .   18
       Executive Officers of the Registrant   . . . . . . . . . . . . .   19
     Item 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . .   20
     Item 4. Submission of Matters to a Vote of Security Holders  . . .   21
    PART II
     Item 5. Market for the Registrant's Common Equity and Related
     Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . .   22
     Item 6. Selected Financial Data  . . . . . . . . . . . . . . . . .   23
     Item 7. Management's Discussion and Analysis of Financial Condition
     and Results of Operations  . . . . . . . . . . . . . . . . . . . .   24
     Item 8. Financial Statements and Supplemental Information  . . . .   36
     Item 9. Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure   . . . . . . . . . . . . . . . . . . . .   79
    PART III
     Item 10. Directors and Executive Officers of the Registrant  . . .   79
     Item 11. Executive Compensation  . . . . . . . . . . . . . . . . .   79
     Item 12. Security Ownership of Certain Beneficial Owners and
     Management   . . . . . . . . . . . . . . . . . . . . . . . . . . .   79
     Item 13. Certain Relationships and Related Transactions  . . . . .   79
    PART IV
     Item 14. Exhibits, Financial Statements Schedules, and Reports on Form
     8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   79

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

        Amoco Corporation and its consolidated subsidiaries (herein collectively also called "Amoco" or the "Corporation") form a large integrated petroleum and chemical enterprise. There are three principal wholly owned subsidiaries. These subsidiaries and the businesses in which they are engaged are summarized below:

      Amoco Production Company  . Exploration, development and production of crude oil, natural gas, and natural
                                  gas liquids, and marketing of natural
                                  gas.
      Amoco Oil Company . . . . . Refining, marketing and transporting of petroleum and related products.
      Amoco Chemical Company  . . Manufacture and sale of chemical products.

        Amoco Company, a wholly owned subsidiary of Amoco Corporation, is the holding company for these three subsidiaries and substantially all other petroleum and chemical operating subsidiaries except Amoco Canada Petroleum Company Ltd. ("Amoco Canada"), which is wholly owned by Amoco Corporation. Amoco Corporation has guaranteed the outstanding public debt obligations of Amoco Company. Summarized financial information relating to Amoco Company is disclosed in Note 22 to the Consolidated Financial Statements. Amoco Corporation and Amoco Company have guaranteed certain debt issues of Amoco Canada. See Note 9 to the Consolidated Financial Statements.

        In 1994, a major restructuring occurred that effectively eliminated the role of the three principal subsidiaries as operating entities. The new organization is structured around 17 business groups divided into three sectors - exploration and production, petroleum products and chemicals. The Exploration and Production Sector ("E&P") includes U.S. Operations, International Operations, Canada, Natural Gas, Worldwide Exploration, Eurasia and E&P Technology. The Petroleum Products Sector includes Refining, Marketing, Supply and Logistics and International Business Development. The Chemicals Sector includes Chemical Feedstocks (aromatics, paraxylene, olefins and styrene), Chemical Intermediates (purified terephthalic acid ("PTA") and industrial chemicals), Polymers (polypropylene, polystyrene, engineering polymers and carbon fibers), Fabrics and Fibers, Foam Products and Development and Diversification. The sectors generally follow the manner in which business segments are reported. The refining, marketing and transportation business segment includes the petroleum products sector and the transportation and wholesale marketing of natural gas liquids ("NGL") and domestic natural gas.

        Selected financial information by industry segment and geographic area for the three years ended December 31, 1994, is presented in Note 23 to the Consolidated Financial Statements.

                              WORLDWIDE OPERATIONS

   Exploration and Production

        Amoco is actively engaged in exploration for oil and gas in onshore and offshore areas of the United States, Canada and various countries outside North America. United States offshore efforts are conducted primarily in the Gulf of Mexico in both shallow and deep water. Foreign exploration activities are carried out primarily in the Alberta Basin of Canada, the North Sea (United Kingdom, Norway and the Netherlands), the Gulf of Suez and Nile delta (Egypt), the Arabian Peninsula (Sharjah, Oman and Yemen), West Africa (Gabon and Nigeria), Europe (Poland and Romania), Australia, China, New Zealand, South America (Argentina, Colombia and Venezuela) and Trinidad.

        Amoco's U.S. production of crude oil, condensate, NGL, and natural gas is principally in the states of Texas, Wyoming, Louisiana, New Mexico, Colorado, Kansas, Oklahoma and Alaska, and offshore in the Gulf of Mexico. Principal foreign oil and gas production is located in Egypt, Trinidad, Canada, Sharjah, United Kingdom, Argentina, the Netherlands and Norway.

        Worldwide net production of liquid hydrocarbons in 1994 was 668,000 barrels per day, 1 percent below 1993. United States liquids production was 292,000 barrels per day in 1994, 4 percent below 1993. The decrease in U.S. liquids production primarily reflected normal field declines. Worldwide net production of natural gas increased 2 percent in 1994. In the U.S., natural gas production was up 3 percent to 2,520 million cubic feet per day as a result of increased deliverability and increased marketing efforts. Amoco's net production of oil and gas for the three years ended December 31, 1994, which includes applicable volumes produced under service contracts and production sharing agreements in certain foreign countries, is summarized below:

                                 United
                                 States  Canada   Europe    Other   Worldwide
   Crude oil and natural gas
   liquids* (thousands of
   barrels per day)
     1994 . . . . . . . . . .       292      73       66      237         668
     1993 . . . . . . . . . .       305      84       51      238         678
     1992 . . . . . . . . . .       321      89       55      246         711
   Natural gas (millions of
   cubic feet per day)
     1994 . . . . . . . . . .     2,520     821      335      552       4,228
     1993 . . . . . . . . . .     2,443     916      259      530       4,148
     1992 . . . . . . . . . .     2,388     813      267      500       3,968

   *U.S. production includes NGL from processing plants in which Amoco has an ownership interest of 55, 54 and 60 thousands of barrels per day for the years 1994, 1993 and 1992, respectively.

        At year-end 1994, Amoco owned entirely or had an ownership interest in 59 natural gas processing plants in the United States, of which it was the operator for 33.

        Amoco continued optimization of production from existing waterflood and improved oil recovery operations in 1994. These projects are predominately located in the Permian Basin in West Texas and in Colorado and Wyoming. Collectively, they account for approximately 65 percent of Amoco's net U.S. crude and condensate production. In addition to the eight company-operated carbon dioxide ("CO2") flood projects already in operation in 1994, Amoco capitalized on existing infrastructure to initiate a new CO2 flood in the Cedar Lake Field located in the Permian Basin. Implementation of this project involved the drilling of 32 new wells and the installation of a pipeline to connect to Amoco's company-operated Mallet CO2 gas processing plant. First injection of CO2 occurred in August 1994. In an effort to further enhance its Permian Basin portfolio of waterfloods, Amoco acquired additional working interest in the North Hobbs Unit and divested its interest in the Prentice Northeast Unit.

        Amoco maintained 1994 production and drilling operations in the U.S. Gulf of Mexico at approximately the same levels as 1993. During 1994, Amoco drilled or participated in the drilling of 41 development and extension wells of which 34 were producers. Of the total wells drilled, Amoco operated 15.

        The development of Amoco's U.S. deep water holdings progressed substantially during 1994 and included approval of Amoco's participation in the Ram/Powell project in the Gulf of Mexico. Amoco's share of total Ram/Powell development expenses, through the project life, is estimated to be $286 million. First production is expected to occur in late 1997. Amoco's other deep water prospects are in earlier stages of development.

        Amoco continues to aggressively drill infill locations in the Hugoton field in Kansas, and the Red Oak Field in Oklahoma. In 1994, 86 company-operated natural gas wells were drilled in these areas. The Hugoton and Red Oak fields produced 416 million cubic feet of natural gas per day in 1994 compared to 400 million cubic feet in 1993. New agreements have been entered into which could result in substantial investments in the Hugoton field to develop, gather, process, market and transport natural gas. Amoco is continuing engineering studies for construction of a proposed 500 million cubic feet per day NGL processing plant in the Hugoton field.

        In North America in 1994, Amoco continued to increase its efforts in the marketing of natural gas and the purchase and resale of natural gas from third parties.

        In the United Kingdom, a link was established during 1994 between the Amoco-operated Central Area Transmission System ("CATS") natural gas pipeline in the North Sea and the British Gas National Transmission System. This $17 million link is expected to be operational by the end of 1995. In addition, work commenced on a $120 million project to construct additional natural gas processing facilities onshore at Teesside, England. These two projects represent a continuation of Amoco (U.K.) Exploration Company's effort to maximize returns on the North Sea infrastructure assets. The 255-mile CATS pipeline has a capacity in excess of 1.6 billion cubic feet of natural gas per day, of which contracts have been concluded for use of 1.2 billion cubic feet per day.


        Amoco Argentina Oil Company ("Amoco Argentina") revised its contract with the former Argentine national oil company, YPF S.A., effective January 1, 1995. Under the previous contract, Amoco's net production was 35,400 barrels per day, representing 75.6 percent of the total oil produced. YPF S.A. received the remaining 24.4 percent and was responsible for all tax liabilities, including Amoco Argentina's. The revised contract increases Amoco's net production to 44,800 barrels per day representing 87.8 percent of the total oil produced. This includes three additional fields, which are expected to produce 4,300 barrels per day. These fields were added to the contract area yielding a total production level of 51,000 barrels (gross) per day. In exchange for the incremental production entitlements, Amoco Argentina assumed responsibility for tax liabilities previously paid on its behalf by YPF S.A.

        In Sharjah, Amoco and its partners brought the Kahaif natural gas field on stream, completed a liquified petroleum gas plant expansion project, and added gas reinjection facilities for a combined cost of $89 million during 1994. Production from the new Kahaif natural gas field began in June and averaged as much as 200 million cubic feet per day by the end of the year.

        Significant natural gas and condensate reserves were discovered by the Opon No. 3 well in Colombia. Amoco is the operator and holds a 60 percent working interest in the block. A confirmation well is expected to be drilled in 1995.

        In 1994, Amoco Trinidad Oil Company brought the Immortelle gas field on stream and started development of the Banyan gas field which is expected to begin production near the end of the first quarter 1995. Amoco made major natural gas discoveries off the East Coast of Trinidad and Tobago in 1994. Amoco is actively working to develop a market for these reserves and is conducting feasibility studies for a liquefied natural gas facility that will allow monetization of these natural gas resources in a worldwide market.

        Two natural gas discoveries were made offshore Egypt in the Nile Delta area; six additional wells are expected to be drilled in 1995. Amoco has entered into an agreement with Egypt and an Italian company to form the first private natural gas pipeline company to transport natural gas from the Nile Delta to a growing regional market.

        Amoco Orient Petroleum Company commenced development of the Liuhua Field in 1993 after approval by the People's Republic of China. Amoco is the operator and has a net working interest of 24.5 percent after a partnering agreement was approved in early 1994. Estimated cost of development is $650 million with first production expected in early 1996.

        Average sales prices (including transfers) and production costs per unit of oil and gas produced, for the three years ended December 31, 1994, are as follows:
                                     United
                                     States     Canada    Europe     Other
     1994
     Average sales prices:
      Crude oil (per barrel) . . .   $14.82     $13.38    $15.49    $14.23

      Natural gas liquids (per
      barrel)  . . . . . . . . . .   $ 9.39     $ 8.75    $   --    $   --

      Natural gas (per mcf)  . . .   $ 1.66     $ 1.39    $ 2.23    $  .89

     Average production costs (per
     equivalent barrel) (1)  . . .   $ 3.89     $ 3.62    $ 6.62    $ 3.84

     1993
     Average sales prices:
      Crude oil (per barrel) . . .   $15.96     $13.94    $17.69    $15.87

      Natural gas liquids (per
      barrel)  . . . . . . . . . .   $10.79     $ 9.44    $   --    $   --

      Natural gas (per mcf)  . . .   $ 1.88     $ 1.31    $ 1.97    $  .81

     Average production costs (per
     equivalent barrel) (1)  . . .   $ 4.42     $ 3.27    $ 6.43    $ 4.01

     1992
     Average sales prices:
      Crude oil (per barrel) . . .   $17.79     $16.19    $18.86    $17.62

      Natural gas liquids (per
      barrel)  . . . . . . . . . .   $11.43     $ 9.56    $   --    $   --

      Natural gas (per mcf)  . . .   $ 1.65     $ 1.15    $ 2.06    $  .86(2)

     Average production costs (per
     equivalent barrel) (1)   . . .  $ 4.50     $ 4.44    $ 6.65    $ 4.29(2)

   (1) Production costs are shown on a dollar-per-barrel basis after converting natural gas into equivalent barrel units. Natural gas was converted on the basis of approximate relative energy content.
   (2) Excludes effects of natural gas contract settlements; see Note 2 to the Consolidated Financial Statements.

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

        Data   regarding  Amoco's   exploratory  and   development  drilling
   activities during the three years ended December 31, 1994, are summarized below:

                                United
                                States   Canada   Europe    Other    Worldwide
    1994
     Net exploratory wells:
      Productive  . . . . . .       43       39       --       11           93
      Dry   . . . . . . . . .       12       16        8        9           45
       Total  . . . . . . . .       55       55        8       20          138
     Net development wells:
      Productive  . . . . . .      457      114        2       98          671
      Dry   . . . . . . . . .       15       14       --       10           39
       Total  . . . . . . . .      472      128        2      108          710
       Total net wells  . . .      527      183       10      128          848
    1993
     Net exploratory wells:
      Productive  . . . . . .       29       26       --        9           64
      Dry   . . . . . . . . .        6        5        2       11           24
       Total  . . . . . . . .       35       31        2       20           88
     Net development wells:
      Productive  . . . . . .      238       70        8       66          382
      Dry   . . . . . . . . .       10        3        1        1           15
       Total  . . . . . . . .      248       73        9       67          397
       Total net wells  . . .      283      104       11       87          485
    1992
     Net exploratory wells:
      Productive  . . . . . .       27       17       --        1           45
      Dry   . . . . . . . . .       52       27        4       20          103
       Total  . . . . . . . .       79       44        4       21          148
     Net development wells:
      Productive  . . . . . .      313       59        3       97          472
      Dry   . . . . . . . . .       11        9       --        1           21
       Total  . . . . . . . .      324       68        3       98          493
       Total net wells  . . .      403      112        7      119          641

        Shown below are  wells in process of  being drilled at  December 31,
   1994:
                                United
                                States   Canada   Europe     Other  Worldwide

    Gross wells . . . . . . .      136        7        3        16        162
    Net wells . . . . . . . .       68        6        1        11         86


        The  number of  wells owned by  Amoco at December 31,  1994, were as follows:
                                  United
                                  States   Canada  Europe    Other  Worldwide

   Gross wells owned:
     Oil wells . . . . . . . .    22,589    7,295     172    2,302     32,358
     Gas wells . . . . . . . .    13,984    1,895     175       70     16,124
       Total . . . . . . . . .    36,573    9,190     347    2,372     48,482

   Net wells owned:
     Oil wells . . . . . . . .     8,213    3,216      43    2,288     13,760
     Gas wells . . . . . . . .     8,078      747      68       48      8,941
       Total . . . . . . . . .    16,291    3,963     111    2,336     22,701

   Multiple completion wells included
   above:
     Gross wells . . . . . . .     1,523      305      --       --      1,828
     Net wells . . . . . . . .       641      193      --       --        834

        Amoco's proved and unproved acreage holdings, including acreage held under reservations, permits, options or similar arrangements at December 31, 1994, are summarized below:

                                 United
                                 States   Canada  Europe     Other  Worldwide

                                             (thousands of acres)
   Gross acres:
     Proved  . . . . . . . .      5,281    2,340     270       684      8,575
     Unproved  . . . . . . .     10,830    4,552   7,273    47,238     69,893
     Reservations, permits,
     options, etc  . . . . .        133    4,367      --        --      4,500
       Total . . . . . . . .     16,244   11,259   7,543    47,922     82,968

   Net acres:
     Proved  . . . . . . . .      2,315    1,426      78       313      4,132
     Unproved  . . . . . . .      4,308    2,634   3,390    29,007     39,339
     Reservations, permits,
     options, etc  . . . . .         66    3,329      --        --      3,395
       Total . . . . . . . .      6,689    7,389   3,468    29,320     46,866

   Reserves

        This section should be read in conjunction with data on reserves presented in "Supplemental Information" to the Consolidated Financial Statements.

        Amoco  replaced  128 percent  of  its  production  on  an oil-energy equivalent basis during 1994. Excluding the sale and purchase of properties, which primarily involved sales of interests in Norway, Canada, and a partial sale of interest in China, the production replacement rate was 133 percent. The tables on pages 75 and 76 set forth by geographic area net proved reserves as of December 31, 1994, 1993, 1992, and 1991 including reserves in which Amoco holds economic interest under production sharing and other types of operating agreements with foreign governments. Adding to 1994 reserves were major discoveries in the Gulf of Mexico, Trinidad, the North Sea, and Colombia plus extensions in Canada, the United States, and Egypt. Improved recovery additions in Egypt, and West Texas enhanced recovery projects were also significant. Upward revisions of reserves also occurred in Trinidad and Egypt. As of March 1, 1995, no major discovery or significant event has occurred that would have a material effect on the estimated proved reserves reported at December 31, 1994.

        Shown below are estimated proved reserves as of December 31, 1994 and 1993:


                                              Crude Oil &
                                                  NGL          Natural Gas
                                              (millions of     (billions of
                                                barrels)       cubic feet)

   Net proved reserves:
     December 31, 1994 . . . . . . . . .         2,205            18,521
     December 31, 1993 . . . . . . . . .         2,223            17,650
   Net proved developed reserves:
     December 31, 1994 . . . . . . . . .         1,914            15,538
     December 31, 1993 . . . . . . . . .         1,976            15,255

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

   Amoco has 54 such contracts in the United States which, as of December 31, 1994, provide for the potential future delivery over the next three years of 826 billion cubic feet ("BCF") of natural gas. Amoco expects this commitment to be fulfilled from proved reserves. Amoco (U.K.) Exploration Company has a gas contract with Teesside Power Limited which provides deliveries over a three-year period as of December 31, 1994, of approximately 57 BCF of natural gas. Amoco expects this commitment to be fulfilled from reserves currently being developed. Amoco Canada has 12 outstanding natural gas contracts as of December 31, 1994. Over the next three years, deliveries under these contracts total approximately 350 BCF of natural gas, which Amoco anticipates will be fulfilled from proved reserves.

        Satisfying Amoco's obligations under sales contracts that specify fixed and determinable quantities is not expected to have a material adverse effect on Amoco's operations or earnings. These contracts do not limit potential gains due to future increases in market prices since essentially all are based on market postings or an index basis, or are negotiated annually.

   Refining

        Amoco owns and operates five refineries in the United States. The daily operable capacity of these refineries in 1994, is shown below:

                                                                        Daily
                                                                     Operable
   Location of Refinery                                              Capacity
                                                                    (barrels)

   Texas City, Texas . . . . . . . . . . . . . . . . . . . . . .      433,000
   Whiting, Indiana  . . . . . . . . . . . . . . . . . . . . . .      400,000
   Mandan, North Dakota  . . . . . . . . . . . . . . . . . . . .       58,000
   Yorktown, Virginia  . . . . . . . . . . . . . . . . . . . . .       53,000
   Salt Lake City, Utah  . . . . . . . . . . . . . . . . . . . .       40,000
             Total . . . . . . . . . . . . . . . . . . . . . . .      984,000

        Daily U.S. input to crude units averaged 959,000 barrels in 1994, 958,000 barrels in 1993, and 936,000 barrels in 1992. Crude unit utilization was 97.5 percent in 1994 compared with 96.9 percent in 1993. Energy efficiency improved in line with long-range energy conservation plans with consumption declining 11 percent since 1988. Refinery investments focused on environmental compliance, sustaining reliable operations and increasing crude flexibility.

   Transportation

        Amoco operates extensive transportation facilities for crude oil, refined products, NGL, carbon dioxide and petrochemical feedstocks in the United States. Crude oil is transported from most of the oil-producing areas of the continental United States to refining centers in the Rocky Mountain, midwestern and southwestern states. The crude oil system delivers directly to 11 refineries, four of which are owned by Amoco.

   Indirectly, the system serves some 35 refineries of other companies through connecting common carrier pipelines. In addition, the common carrier refined petroleum product system is connected to three refineries. Chemical feedstock lines receive product directly from Amoco refineries and other Amoco plants, and deliver directly to various plants. In Canada, NGL are gathered and then transported through a system of owned, partially owned and common carrier pipelines in Canada and the northern United States. In total, Amoco's pipeline network in North America aggregates 17,118 miles, consisting of 2,782 miles of gathering lines and 14,336 miles of trunk lines. In 1994, shipments through Amoco's pipelines system in North America totaled 415 million barrels of crude oil and 388 million barrels of refined products and feedstocks.

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

        As of December 31, 1994, Amoco owned four U.S. Flag tug/barges and bareboat chartered another tug/barge giving Amoco an aggregate of 100 thousand deadweight tonnage ("DWT"). Amoco was also committed under five-year time charters to three international flag tankers, totaling approximately 240 thousand DWT. An additional 226 thousand DWT was time chartered on a short-term basis, of which 42 thousand DWT was for a U.S. Flag tanker.

   Marketing of Petroleum Products

        The principal refined products manufactured and marketed by Amoco are gasolines, jet fuels, diesel fuels, heating oils, asphalt, residual fuels, motor oils, greases and lubricants and coke. Motor gasolines, diesel fuels, heating oils and motor oils are sold under various brand names and trade names, the principal ones of which include the words AMERICAN, AMOCO, LDO, PERMALUBE and in the midwestern states, STANDARD. Amoco also sells large quantities of liquefied petroleum gas and NGL. Amoco also offers convenience merchandise and related services to motorists.

        In the United States, Amoco's marketing of petroleum products is concentrated in the midwest, east and southeast. Amoco supplies about 9,600 gasoline retail outlets, of which approximately 3,000 are either owned or leased. While most of these outlets are independently maintained, a small percentage is directly operated by Amoco. Amoco continues to reposition its marketing operations by acquisitions, asset recapitalization and construction of high-volume pumpers while upgrading and modernizing existing stations. In 1994, Amoco's U.S. refined product sales increased 4 percent over 1993. Sales of gasoline increased 3 percent, while sales of distillates increased 5 percent, compared with the prior year. Amoco's marketing operations continue to improve efficiency with further expansion of Electronic Sales Processing, installation of credit card acceptors in dispensers and debit cards.

        In Canada, Amoco is engaged in the wholesale marketing of NGL, which consists of ethane, propane, butanes and pentanes extracted from natural gas. The majority of Amoco's NGL is marketed on a wholesale basis under annual supply contracts which provide for price redetermination based on prevailing market prices.

        Sales volumes of refined products for the three years ended December 31, 1994, are detailed below:

                                                  1994        1993       1992
                                               (thousands of barrels per day)
   United States:
     Gasoline  . . . . . . . . . . . . . .         612         597        580
     Distillates . . . . . . . . . . . . .         369         350        334
     Other products  . . . . . . . . . . .         196         184        174
      Subtotal . . . . . . . . . . . . . .       1,177       1,131      1,088
   Canada  . . . . . . . . . . . . . . . .         173         172        169
   Other . . . . . . . . . . . . . . . . .          11           9          8
      Total  . . . . . . . . . . . . . . .       1,361       1,312      1,265

   Chemicals

        Amoco produces and markets a variety of chemicals, such as aromatic acids, used in the manufacture of polyester fibers, films and resins; olefins; polystyrene and styrene monomer used in plastics and synthetic rubber; polypropylene resins used in molded products, fibers and films; polypropylene carpet backing, industrial fabrics, staple fiber and filament yarn; polystyrene foam serving, insulating and packaging materials; aromatic solvents for the paint industry; trimellitic anhydride used principally in plasticizers; polybutene used in lubricating oil additives; and engineering polymers and carbon fibers. Amoco's principal thermoplastic resins, AMODEL and UDEL, are used in a variety of markets, including automotive, electronic, business machine and industrial applications. Amoco's principal North American chemical and plastic products facilities are located at Alvin, Baytown, Corsicana and Texas City, Texas; Decatur and Roanoke, Alabama; Beech Island, Greenville, Rock Hill, Seneca, Spartanburg, and the Cooper River plant near Mount Pleasant, South Carolina; Rocky Mount and Greensboro, North Carolina; Malvern, Arkansas; Atlanta, Augusta, Bainbridge, Hazlehurst and Nashville, Georgia; Joliet, Willow Springs and Wood River, Illinois; Fresno and La Mirada, California; Yakima, Washington; Afton and Winchester, Virginia; Chippewa Falls, Wisconsin; Marietta, Ohio; and Hawkesbury and Brantford, Ontario.

        A wholly owned chemical plant at Geel, Belgium manufactures aromatic acids, PTA, purified isophthalic acid and polypropylene. Facilities for the fabrication of carpet backing and industrial cloth from polypropylene are located in the United Kingdom, Germany, Australia and Brazil. In 1994, Amoco began construction of a wholly-owned PTA plant in Malaysia, with annual capacity of 500,000 tons; start-up is expected in the second half of 1996.

        Amoco also holds a 50 percent interest in a fabrics plant in China; a 50 percent interest in an isophthalic acid plant in Japan; and the following interests in PTA plants: 49 percent in Brazil; 50 percent in Taiwan; 35 percent in South Korea; and 9 percent in Mexico. Amoco is also expanding its joint-venture PTA plants in South Korea and Taiwan by 250,000 tons and 420,000 tons per year, respectively. Completion of these projects is scheduled for mid-1995.

        The following table sets forth trade sales of chemical products for the three years ended December 31, 1994:

                                                     1994      1993       1992
                                                    (millions of dollars)
   Chemical feedstocks - Aromatics, olefins
       and styrene . . . . . . . . . . . . . .    $   628   $   527    $   576
   Chemical intermediates - PTA, industrial
        chemicals and petroleum additives  . .      1,842     1,442      1,514
   Polymers  . . . . . . . . . . . . . . . . .        697       545        526
   Fabrics and fibers  . . . . . . . . . . . .        936       717        837
   Foam products . . . . . . . . . . . . . . .        252       226        233
   Other products  . . . . . . . . . . . . . .          4         5          7
      Total  . . . . . . . . . . . . . . . . .    $ 4,359   $ 3,462    $ 3,693


   Other Operations

        Amoco's wholly owned subsidiary, Ecova Corporation ("Ecova"), formerly Waste-Tech Services, Inc., provides consulting, engineering, remediation and in-plant services for the petroleum and petrochemical industries. Ecova announced plans to sell its 45,000-ton-per-year hazardous-waste incinerator in Nebraska in late 1994; the sale is expected to close in 1995. Also, in March 1995, Amoco announced that it will exit the environmental remediation and consulting business. It will enter negotiations for a possible management buyout of the company. If a buyout agreement is not reached, the majority of Ecova's operations would be liquidated or divested. Disposition of these facilities and business is not expected to have a material effect on revenues, depreciation or income.

        Amoco has a wholly owned real estate subsidiary, AmProp Inc. ("AmProp"), which was formed in late 1988. AmProp was established to identify ways to enhance the value of Amoco's proprietary real estate holdings, to realize the value which Amoco occupancy brings to a project and to develop a portfolio of actively managed real estate investments. Through a finance company which is wholly owned by Amoco, AmProp has structured borrowings secured by existing Amoco real estate assets. The real estate investments have been developed in partnerships with local developers. AmProp is the general partner with a controlling interest in each venture partnership.

        Much of Amoco's high technology new business development is consolidated into a separate operating subsidiary, Amoco Technology Company. Currently, the operating company has four areas of major focus: optoelectronics (lasers), photovoltaics (solar power), DNA-based diagnostic products and biotechnology-based nutritional products.

        One of the wholly owned ventures of Amoco Technology Company is in the laser industry, making and selling fiber optic based equipment and systems to the telecommunications industry. Another venture, Solarex, manufactures and markets both semicrystalline and amorphous silicon
   modules that  produce electricity  directly from  sunlight.   In  January
   1995, Amoco and Enron Corporation agreed to form a new general partnership to continue to manufacture photovoltaic modules and develop solar powered electric generation facilities. The joint venture, Amoco/Enron Solar owns the business previously operated by Solarex Corporation. A separate division, Amoco/Enron Solar Power Development, assumed the responsibility for development of worldwide power marketing for projects that produce and sell solar energy.

        The remaining three companies owned by Amoco Technology Company are in the diagnostic and biotechnology-based nutritional products areas. One develops and sells diagnostic products based on nucleic acid probes; another manufactures analytical instruments and re-agents used in genetic engineering research; and a third has developed supplements for animal nutrition.

        During 1994, Amoco Technology Company sold IntelliGenetics, which develops and sells DNA and protein sequence analysis software for genetic research to Oxford Molecular Group ("OMG"). As part of the sale, Amoco maintained a 15 percent equity position in OMG. OMG is a leading European developer of computer-aided molecular design software and database management systems for use principally by companies in the fields of pharmaceutical and biotechnology research.

   Research

        Research operations are conducted at two major research centers. At Tulsa, Oklahoma, research activities are directed toward new and improved methods for finding and producing crude oil and natural gas. At Naperville, Illinois, research is conducted to develop new and enhanced chemical and petroleum products and processes. These efforts include improvement of product performance and methods used in the manufacturing of chemicals and polymers, refining of crude oil and the development of technology for producing synthetic fuels. Research and development in support of biotechnology, physical technology and photovoltaics are also carried out at Naperville, Framingham, Massachusetts, Newtown, Pennsylvania and Downers Grove, Illinois.

        Expenditures for research and technology development activities totaled $255 million in 1994, $292 million in 1993 and $300 million in 1992. An average of 1,382, 1,593 and 1,512 professional employees were engaged full-time in these activities during 1994, 1993 and 1992, respectively.

   Employees

        Amoco had 43,205 employees in its worldwide operations as of December 31, 1994. Of this total, 35,664 were located in the United States, with approximately 15 percent represented by various labor organizations. The remaining 7,541 employees were located in foreign countries, of which approximately 21 percent were represented by labor groups.

   Competition

        All phases of the petroleum and chemical industries, comprising numerous competitors large and small, are highly competitive, including the search for and development of new sources of supply; the construction and operation of crude oil and refined products pipelines; and the refining, manufacturing, distributing and marketing of petroleum and chemical products. The petroleum industry also competes with other industries in supplying energy, fuel and other needs of consumers. Amoco does not consider one or a small group of competitors to be dominant in the industries in which it competes. Amoco is the largest corporate producer of natural gas in the United States, and it is the largest private owner of natural gas reserves in North America. Amoco believes that it ranked eighth in crude oil and natural gas liquids production in the United States in 1994. During 1994, Amoco marketed about 7 percent of the refined products sold in the United States. Amoco sells refined products in 30 states. Amoco was also active in approximately 40 countries. Amoco is among the largest U.S. chemical companies in terms of sales revenues. Amoco is the world's largest manufacturer of PTA, with annual capacity of 4.1 million metric tons, including joint ventures. Amoco is also the world's leading manufacturer of paraxylene with annual production capacity of 1.3 million metric tons. In addition, the discussion on pages 4-16 of this Form 10-K discloses more detailed information on product markets included in the various segments of Amoco's operations.

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

        The DOE and the Federal Energy Regulatory Commission ("FERC") have jurisdiction over Amoco's common carrier pipelines engaged in the interstate transportation of oil. The Interstate Commerce Act requires

   Amoco to file tariffs showing all rates, charges and regulations for movements through its common carrier pipeline system. FERC has the authority to establish rates for regulated movements. Various state agencies also regulate Amoco's common carrier pipelines engaged in the intra-state transportation of oil.

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

   Environmental Protection

        Federal, state and local environmental, health and safety laws and regulations continue to grow in both number and complexity, presenting Amoco and the industry with new challenges in attaining and maintaining compliance. This trend is also reflected in the international arena where Amoco has targeted new growth opportunities. Public concern about environmental quality and potential health risks are driving forces behind many new requirements. The activities of natural resource companies like Amoco are increasingly affected by these initiatives.

        Amoco's operations face stricter controls on releases of pollutants to the air, water, soil and ground water. Process equipment and pollution control devices continue to be upgraded, or new controls added, to comply with these standards. Waste handling and treatment strategies have been adopted to deal with restrictions on the land disposal of certain hazardous wastes, the liabilities imposed by federal and state waste handling and disposal laws and increasingly stringent wastewater treatment requirements. Remediation of contaminated sites under the Resource Conservation and Recovery Act, the federal Superfund law, and similar state laws is ongoing and will continue for the foreseeable future. Amoco has conducted environmental reviews of many refineries, distribution facilities, services stations, oil and gas operations and other sites, and numerous projects are underway or completed to address the contamination found. Amoco's refining and marketing operations continue to adapt to current and future reformulated gasoline requirements under clean air laws.

        Amoco engages in a wide variety of activities as part of its commitment to environmental stewardship. Amoco has a program that conducts environmental, health and safety audits of facilities. The Crisis Management Plan seeks to provide prompt and effective responses to emergencies. Amoco has in place many worker health and safety programs. Amoco's International Standard of Care sets performance standards or goals that apply to Amoco's diverse operations.

        Amoco's 1994 capital expenditures for existing environmental regulations totaled $198 million. This sum excluded $479 million related to operating costs and amounts spent on research and development, and $119 million of mandated and voluntary spending charged against the remediation liability. Mandated and voluntary spending charged against the remediation liability in 1995 is expected to approximate the 1994 level. Capital expenditures in the environmental area are expected to approximate $180 million in both 1995 and 1996.

   Executive Officers of the Registrant

        Certain information required by Item 10 with respect to executive officers is incorporated by reference to pages 3-10 of Amoco's Proxy Statement dated March 13, 1995. The following table sets forth information concerning other executive officers of Amoco as of March 1, 1995:

                                                                           Served as
                                                                            Officer
            Name                    Principal Occupation              Age    Since
   R. Wayne Anderson . .Senior vice president, human resources        53      1986
   John L. Carl  . . . .Executive vice president and chief financial  47      1991
                        officer
   James E. Fligg  . . .Executive vice president, chemicals sector    58      1991
   L. Richard Flury  . .Senior vice president, shared services        47      1994
   W. Douglas Ford . . .Executive vice president, petroleum products  51      1992
                        sector
   William G. Lowrie . .Executive vice president, exploration and     51      1990
                        production sector
   John R. Reid  . . . .Vice president and controller                 52      1991
   George S. Spindler  .Senior vice president and general counsel     57      1989

        An officer holds office until his or her resignation, removal, death, retirement or termination of employment with Amoco. All executive officers, with the exception of John L. Carl, have been employed by Amoco or its subsidiaries for more than five years. John L. Carl was elected Executive Vice President and Chief Financial Officer effective April 1, 1994. From October 1993 to April 1994, he was Senior Vice President

   Finance and Controller of Amoco Corporation. Prior to that time, John L. Carl was Vice President and Controller of Amoco Corporation, elected effective February 1, 1991. From 1989 until joining Amoco, John L. Carl was Vice President and Chief Financial Officer for National Computer Systems in Minneapolis, Minnesota. From 1986 to 1989, John L. Carl was Vice President and Controller for Kraft, Inc., based in Glenview, Illinois.

        James E. Fligg was elected Executive Vice President in June 1993. His title changed to Executive Vice President, Chemicals Sector effective July 1, 1994. He was named President of Amoco Chemical Company in July 1991. From 1989 to 1991, James E. Fligg was Executive Vice President of Amoco Chemical Company. L. Richard Flury was elected Senior Vice President, Shared Services in July 1994. Shared Services consists of eight departments: information technology; facilities and services; business services; environment, health and safety; purchasing; analytical services; public and government affairs; and government relations. From 1993 until July 1994 he was both Chairman of Amoco Orient Company and Project Manager for an extensive study of Amoco's corporate support groups. L. Richard Flury served as Executive Vice President of Amoco
   Chemical Company from February 1991 to March 1993 and as Senior Vice President, Worldwide Exploration for Amoco Production Company from October 1989 to February 1991.

        W. Douglas Ford was elected Executive Vice President in June 1993. His title changed to Executive Vice President, Petroleum Products Sector effective July 1, 1994. He was named President of Amoco Oil Company in July 1992. From February 1991 to 1993, W. Douglas Ford was Executive Vice President of Amoco Oil Company. From July 1990 to January 1991, he was Vice President of Operations, Planning and Transportation of Amoco Oil Company. In 1989, W. Douglas Ford was Regional Production Manager for Amoco Production Company in Denver. William G. Lowrie was elected Executive Vice President in June 1993. His title changed to Executive Vice President, Exploration and Production Sector effective July 1, 1994. He was named President of Amoco Production Company in July 1992. In 1990, William G. Lowrie was President of Amoco Oil Company. From 1987 to 1990, he was Executive Vice President of Amoco Production Company. Except as previously described, others shown in the above table, who have been officers less than five years, served in substantially the same position but were not officers or had different officer titles.

   Item 3. Legal Proceedings

        Eleven proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state and local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $5.4 million.

        The Internal Revenue Service ("IRS") has challenged the application of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1989. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to 1980 through 1982. The Corporation has filed a petition in the U.S. Tax Court contesting the IRS statutory Notice of Deficiency. Trial on the matter is scheduled to commence in April 1995. A comparable adjustment of foreign tax credits for each year has been proposed for the years 1983 through 1989 based upon subsequent IRS audits. Similar challenges could arise relating to years subsequent to 1989. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. The Corporation is confident that it will prevail in the litigation. Consequently, this dispute is not expected to have a material adverse effect on the liquidity, results of operations, or the consolidated financial position of the Corporation.

        On January 21, 1994, a judgment was entered by the Superior Court of the State of California, County of Los Angeles, in favor of Amoco Chemical Company and Amoco Reinforced Plastics Company, subsidiaries of Amoco, against certain underwriters at Lloyd's of London and various other British and European insurance carriers, in AMOCO CHEMICAL COMPANY, et al, vs. CERTAIN UNDERWRITERS AT LLOYD'S OF LONDON, et al. In that case Amoco alleged that the defendant insurers wrongfully refused to pay for the defense and settlement of product liability lawsuits arising from Amoco Reinforced Plastics Company's manufacture of irrigation and sewer pipe in the 1970's. Judgment was entered for $36 million in compensatory damages and $377 million in punitive damages. Motions for a new trial and judgment notwithstanding the verdict filed by the defendants have been denied. The trial court entered a remittitur (reduction) of the punitive damages to $71 million. A modified judgment reflecting the remittitur was entered on April 15, 1994, in the amount of $110 million. The defendants have filed an appeal. Accordingly, it is impossible at this time to predict the ultimate outcome of this case, however, it is not expected to have a material effect on the liquidity or consolidated financial position of Amoco.

        Amoco has various other suits and claims pending against it among which are several class actions for substantial monetary damages which in Amoco's opinion are not meritorious. While it is impossible to estimate with certainty the ultimate legal and financial liability in respect to these other suits and claims, Amoco believes that, while the aggregate amount could be significant, it will not be material in relation to its liquidity or its consolidated financial position.

   Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

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

                                            Market Prices          Cash
                                                                Dividends
                                         High         Low       Per Share
   1994
     First quarter . . . . . . . . .  $ 56 1/8    $  50 7/8        $ .55
     Second quarter. . . . . . . . .  $ 60        $  51 1/8        $ .55
     Third quarter . . . . . . . . .  $ 61 1/4    $  56 3/4        $ .55
     Fourth quarter. . . . . . . . .  $ 64 1/8    $  57 1/2        $ .55
   1993
     First quarter . . . . . . . . .  $ 58 1/2    $  48 1/8        $ .55
     Second quarter. . . . . . . . .  $ 59 1/4    $  53 5/8        $ .55
     Third quarter . . . . . . . . .  $ 58 3/8    $  52 3/8        $ .55
     Fourth quarter. . . . . . . . .  $ 59        $  51 1/2        $ .55

        Year-end 1994 and 1993 market prices were $59 1/8 and 52 7/8, respectively.

        Amoco had 134,776 shareholders of record at December 31, 1994.

        On January 24, 1995, the board of directors declared a quarterly cash dividend rate of 60 cents per share, an increase of 5 cents per share, or 9 percent, over the previous rate.

   Item 6.     Selected Financial Data

        The following selected financial data, as it relates to the years 1990 through 1994, have been derived from the consolidated financial statements of Amoco, including the consolidated statement of financial position at December 31, 1994 and 1993 and the related consolidated statement of income and consolidated statement of cash flows for the three years ended December 31, 1994, and the notes thereto, appearing elsewhere herein.

                                  1994     1993     1992    1991     1990
                                   (millions of dollars, except per-share
                                            amounts and ratios)
   Income statement data--Year
   ended
     December 31:
     Sales and other operating
     revenues (excluding
     consumer excise taxes)  . $ 26,048 $ 25,336 $ 25,280 $ 25,325 $ 28,010
     Net income (1)  . . . . . $  1,789 $  1,820 $    850 $  1,173 $  1,913
     Net income per share (1)  $   3.60 $   3.66 $   1.71 $   2.36 $   3.77
     Cash dividends per share  $   2.20 $   2.20 $   2.20 $   2.20 $   2.04
     Ratio of earnings to
     fixed charges (2) . . . .      8.9      8.0      3.5      5.0      6.5
   Balance sheet data-At
     December 31:
     Total assets  . . . . . . $ 29,316 $ 28,486 $ 28,453 $ 30,510 $ 32,209
     Long-term debt  . . . . . $  4,387 $  4,037 $  5,005 $  4,470 $  5,012
     Shareholders' equity  . . $ 14,382 $ 13,665 $ 12,960 $ 14,156 $ 14,068
     Shareholders' equity per
     share . . . . . . . . . . $  28.97 $  27.53 $  26.11 $  28.52 $  28.02


   (1) Excludes cumulative effects of accounting changes of $(924) million in 1992, or $(1.86) per share, and $311 million in 1991, or $.62 per share.
   (2) Earnings consist of income before income taxes and fixed charges; fixed charges include interest on indebtedness, rental expense representative of an interest factor, and adjustments for certain companies accounted for by the equity method.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion should be read in conjunction with the consolidated financial statements and accompanying notes and supplemental information.

                                                 1994       1993       1992
                                                (millions of dollars except
                                                     per-share amounts)
   Income before the cumulative effects of
   accounting changes  . . . . . . . . . .   $    1,789 $    1,820 $      850
   Cumulative effects of accounting changes          --         --       (924)
   Net income (loss) . . . . . . . . . . .   $    1,789 $    1,820 $      (74)
   Income per share before the cumulative
   effects of accounting changes . . . . .   $     3.60 $     3.66 $     1.71
   Net income (loss) per share . . . . . .   $     3.60 $     3.66 $     (.15)


        Consolidated net income for 1994 was $1,789 million, compared with $1,820 million earned in 1993. A net loss of $74 million was incurred in 1992, after charges of $924 million related to the cumulative effects of adopting Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes."

        Return on  shareholders' equity and return  on capital employed were
   12.8 and 10.2 percent, respectively, in 1994, compared with 13.7 and 10.6 percent, respectively, in 1993.

        Year-to-year comparisons in net income were affected by the unusual items that are summarized in the table below:


   incr./(decr.) net income                   1994        1993        1992
                                                  (millions of dollars)
   Crude oil excise tax settlement . . .  $      270  $       --  $        --
   Restructurings  . . . . . . . . . . .        (256)       (170)        (805)
   Environmental provisions  . . . . . .         (60)         --           --
   Gains on dispositions . . . . . . . .          45         190           --
   Tax obligations and other . . . . . .          62          60           90
   Sharjah natural gas settlement  . . .          --          --           90

        Earnings in 1994 benefited from settlements of crude oil excise taxes ("COET") of $270 million, a gain of $45 million related to the disposition of certain European oil and gas properties and tax adjustments relating to prior years totaling $62 million. Earnings in 1994 were reduced by charges of $256 million relating to Amoco's restructuring of operations, as discussed further on pages 31 and 32, and provisions for future environmental remediation expenditures relating to past operations totaling $60 million. Earnings for 1993 included gains of $190 million associated with the disposition of certain Canadian properties and investments, and net tax benefits of $60 million. Adversely affecting 1993 results were after-tax charges of $170 million associated with the writedown of Congo exploration and production operations to current recoverable value. Excluding these items, 1994 earnings were about the same as 1993.

        Results of operations in 1994 reflected strong chemical earnings resulting from higher margins and volumes in major product lines. Refining, marketing and transportation earnings declined $408 million mainly because of lower refined product margins. Exploration and production earnings decreased in 1994 primarily as a result of lower energy prices.

        Sales and other operating revenues totaled $26 billion for 1994, 3 percent higher than the $25.3 billion in 1993, primarily resulting from increased chemical and natural gas sales volumes, and higher prices for chemical products.

        Costs and expenses on a worldwide basis amounted to $27.9 billion in 1994, 7 percent above 1993. Operating expenses of $4.7 billion were essentially level with 1993. Current-year restructuring charges of $169 million related to facility closings and dispositions; higher chemical manufacturing expenses resulting from new plant acquisitions in late 1993; and increased production costs overseas, were offset by the absence of the $210 million charge in 1993 related to the writedown of Congo exploration and production operations to current recoverable value. Exploration expenses increased $104 million primarily related to drilling activity. Selling and administrative expenses for 1994 were up 20 percent, primarily resulting from second-quarter 1994 restructuring charges of $225 million related to the severance of approximately 3,800 employees most of which are expected to occur by year-end 1995. Taxes other than income taxes increased over $500 million, resulting from higher consumer excise taxes.

   1993 vs. 1992

        Adjusting for unusual items and accounting changes, 1993 earnings were 18 percent, or $265 million, above the 1992 level, as a result of higher refined product margins in refining, marketing and transportation operations and improved chemical results. Also contributing to the improvement were higher U.S. natural gas prices and volumes and lower worldwide exploration and operating expenses.

        Costs and expenses totaled $26 billion in 1993, 4 percent lower than 1992. Operating expenses declined primarily reflecting the absence of
   1992 restructuring charges of $757 million associated with losses on asset dispositions, partly offset by 1993 charges of $210 million related to the writedown of Congo exploration and production operations. The decline in selling and administrative expense primarily reflected the absence of 1992 restructuring charges of $457 million mainly related to severances. Also contributing to the decline in total expenses were lower dry hole costs worldwide, which were $118 million lower than in 1992.

   Industry Segments

        Results on a segment basis for the five years ended December 31, 1994 are presented below.

                                              1994   1993    1992     1991    1990
                                                     (millions of dollars)
   Exploration and production
      United States  . . . . . . . . . .  $  848  $  811  $  778 $   595  $  861
      Canada . . . . . . . . . . . . . .     125     338     (81)     31      57
      Europe . . . . . . . . . . . . . .     (63)   (100)   (103)     43      84
        Other  . . . . . . . . . . . . .      77     (54)    277     140     719
   Refining, marketing and transportation    418     826     462     644     370
   Chemicals . . . . . . . . . . . . . .     538     240     (94)     68     206
   Other operations* . . . . . . . . . .    (155)    (45)   (179)    (69)    (71)
   Corporate . . . . . . . . . . . . . .       1    (196)   (210)   (279)   (313)
   Income before the cumulative effects of
   accounting changes  . . . . . . . . .   1,789   1,820     850   1,173   1,913
   Cumulative effects of accounting
   changes . . . . . . . . . . . . . . .      --      --    (924)    311      --
             Net income (loss) . . . . . $ 1,789  $1,820  $  (74) $1,484  $1,913

   *Other   operations   include   investments   in   laser   manufacturing,
   photovoltaics and biotechnology; offshore contract drilling; interests in real estate development; and other activities.

   U. S. Exploration and Production
                                          1994    1993   1992    1991    1990
   Average U.S. selling price
     Crude oil
       (dollars per barrel)  . . . . .   $14.82  $15.96 $17.79  $18.31  $21.60
     Natural gas liquids
       (dollars per barrel)  . . . . .     9.39   10.79  11.43   11.69   12.84
     Natural gas
       (dollars per mcf) . . . . . . .     1.66    1.88   1.65    1.52    1.83


        In the United States, the exploration and production segment earned $848 million in 1994, compared with $811 million in 1993 and $778 million in 1992. In those years U.S. operations were affected by several items that are summarized in the table below:

   incr./(decr.) earnings                         1994       1993      1992
                                                    (millions of dollars)
   Crude oil excise tax settlement . . . . .  $      90  $      --  $      --
   Environmental provisions  . . . . . . . .         --        (63)        --
   Tax obligations . . . . . . . . . . . . .         --        (25)        --
   Restructurings  . . . . . . . . . . . . .        (47)        --        (94)

        Adjusting the respective periods for the items shown, 1994 results were $94 million below 1993 mainly as a result of lower energy prices. Also contributing to the decline were lower crude oil production volumes. Partly offsetting were higher natural gas volumes, lower production costs, and lower depreciation, depletion and amortization expense.

        Amoco's U.S. natural gas prices averaged about $2 per thousand cubic feet ("mcf") during the first four months of 1994. Prices then declined throughout much of the remainder of the year, reflecting increased supply and the impact of mild winter weather on demand.

        Amoco's crude oil prices began the year around $12 per barrel and increased almost $5 per barrel by July, reflecting an improved worldwide supply-demand balance. Prices declined gradually for the remainder of the year, averaging $14.82, a decline of more than $1 per barrel compared with 1993.

        U.S. natural gas production averaged 2.5 billion cubic feet per day in 1994, 3 percent above 1993. Crude oil and natural gas liquids ("NGL") production averaged 292,000 barrels per day in 1994, 4 percent below 1993. NGL production in 1994 was essentially level with 1993, while
   crude  oil  production  declined   6  percent,  reflecting  normal  field
   declines.

   Non-U.S. Exploration and Production

        Operations outside the United States were affected by the items as shown below.

   incr./(decr.) earnings                         1994       1993      1992
                                                    (millions of dollars)
   Gains on dispositions . . . . . . . . . .  $      45  $     190  $      --
   Restructurings  . . . . . . . . . . . . .        (20)      (170)      (258)
   Sharjah natural gas settlement  . . . . .         --         --         90
   Norwegian tax legislation . . . . . . . .         --         --        (39)

        Canadian exploration and production operations earned $125 million in 1994. In 1993 earnings of $338 million included a gain of $120 million on the sale of 65 percent of Amoco's equity investment in Crestar Energy Inc. ("Crestar"). Amoco also sold a significant portion of non-core properties in 1993, benefiting results by $70 million. Excluding these items, 1994 earnings were $23 million lower than 1993 results, primarily reflecting lower crude oil and natural gas production volumes. Also contributing to the decline were higher dry hole costs and other exploration expenses of $70 million before tax. Partly offsetting were higher natural gas prices, which were about 6 percent above 1993 levels. Crude oil and NGL production, and natural gas production averaged 13 percent and 10 percent below the 1993 levels, respectively, primarily reflecting divestments of non-core Canadian properties.

        Exploration and production activities in Europe incurred losses of $63 million in 1994 and $100 million in 1993. Included in 1994 results was a gain of $45 million on property dispositions. Crude oil and natural gas production in the North Sea was higher in 1994, following completion of projects in late 1993. These favorable effects and higher natural gas prices were partly offset by lower crude oil prices, higher exploration expenses of $27 million before tax, unfavorable currency effects of $29 million and higher expenses associated with activity in Eurasia. Crude and NGL production averaged 66,000 barrels per day in 1994, compared with 51,000 in 1993; natural gas production averaged 335 million cubic feet in 1994, up 29 percent compared with 1993.

        Exploration and production operations in other areas earned $77 million in 1994, compared with a loss of $54 million in 1993. Included in 1993 results were charges of $170 million related to the writedown of Congo operations to current recoverable value. Exclusive of these charges, results for 1994 were $39 million below 1993 mainly due to unfavorable currency effects of $25 million, lower crude oil prices and charges of $18 million related to the relinquishment of the Myanmar concession. Partly offsetting were lower exploration expenses and increased natural gas production, which averaged 552 million cubic feet per day in 1994, 4 percent higher than 1993, reflecting increased production in Trinidad. Crude oil and NGL production averaged 237,000 barrels per day in 1994, essentially level with 1993.

   1993 vs. 1992

        United States exploration and production operations earned $811 million in 1993 compared with $778 million in 1992. Excluding unusual items, 1993 results were $27 million above 1992 earnings, mainly as a result of higher natural gas prices and volumes and lower exploration expenses. Partly offsetting were lower crude oil prices and production volumes.

        In 1993 earnings outside the United States for exploration and production operations totaled $184 million, compared with $93 million in 1992. The increase in 1993 mainly resulted from gains on the divestment of a portion of the Crestar shares and other Canadian property dispositions of $190 million; decreased restructuring charges, which were $88 million lower in 1993 than in 1992; and the absence of 1992 charges of $39 million relating to the effects of Norwegian tax legislation. Partly offsetting were lower crude oil prices, unfavorable currency effects, higher expenses associated with increased activity in Eurasia and the absence of the $90 million Sharjah natural gas settlement.

   Outlook

        Uncertainty and volatility in crude oil and natural gas prices will continue to affect the oil industry. While results will be influenced by energy prices, Amoco will benefit from both past and ongoing cost reduction programs. Amoco plans to continue to evaluate and divest marginal properties and underperforming assets. Amoco's exploration efforts will continue to target areas that offer the most potential for adding value. Amoco plans to pursue attractive new business opportunities worldwide, to adjust its actions to political and socioeconomic uncertainties, and to capitalize on its extensive natural gas resources.

   Refining, Marketing and Transportation

   United States                       1994    1993     1992     1991    1990
   Cents per gallon:
   Average selling price
     Gasoline  . . . . . . . . . .     63.4     66.4    71.3     74.7    83.4
     Total refined products  . . .     54.5     57.5    60.9     64.9    72.9
   Average cost of crude input . .     38.4     39.6    44.6     45.5    55.0
   Percent:
     Refinery capacity utilization     97.5     96.9    95.3     90.9    91.8
     Refinery yield  . . . . . . .    107.2    106.8   106.9    106.9   106.3


        Worldwide refining, marketing and transportation operations, which include U.S. petroleum products and Canadian natural gas liquids activities, earned $418 million for 1994, compared with earnings of $826 million for 1993 and $462 million for 1992. Earnings in 1994 declined $408 million compared with 1993, primarily due to lower U.S. refined product margins. Refined product margins decreased almost two cents per gallon from 1993 levels, resulting in part from a very competitive U.S. market. Overall selling prices averaged 55 cents per gallon in 1994, down from 58 cents per gallon in 1993.

        Also affecting 1994 earnings were charges of $60 million related to estimated future cost of environmental remediation activities, and restructuring charges of $41 million, primarily associated with severances. Included in 1993 earnings were unusual items favorably affecting results by $109 million.

        Refined product sales volumes in the United States averaged 1,177,000 barrels per day in 1994 compared with 1,131,000 barrels per day in 1993. Gasoline sales volumes were up 3 percent in 1994 while distillate sales increased 5 percent.

        Refining capacity utilization rate of 98 percent in 1994 compared with a 1993 utilization rate of 97 percent, reflecting continued operating efficiencies, despite unexpected disruptions and downtime in 1994.

        Canadian supply and marketing activities earned $86 million in 1994, 15 percent below 1993 results, primarily reflecting lower prices for NGL. Canadian NGL sales volumes of 173,000 barrels per day in 1994 were essentially level with 1993.

   1993 vs. 1992

        In 1993 earnings of $826 million compared with 1992 earnings of $462
   million.   The 1993 earnings  improvement primarily resulted  from higher refined product margins and lower operating costs.

   Outlook

        In a highly competitive environment, Amoco's operations are continually challenged to control costs and improve operating efficiencies. Amoco's earnings will continue to be affected by price volatility of crude oil and the overall industry supply-demand balance for refined products. Amoco will focus on emphasizing Amoco brand product quality and improving its position as a convenience retailer. Environmental initiatives, including a commitment to provide a product slate that is responsive to environmental concerns and regulations, will require additional investment in refining and marketing facilities. Amoco will continue to upgrade facilities and improve operating efficiencies.

   Chemicals

        Chemical operations earned $538 million for 1994, compared with earnings of $240 million in 1993 and a loss of $94 million in 1992. Results for 1994 included restructuring charges of $36 million, primarily related to severance costs. Adjusting for these charges, 1994 earnings improved $334 million over 1993 due to higher margins and sales volumes for major product lines, particularly purified terephthalic acid ("PTA") and olefins, reflecting strong consumer demand.

        Sales volumes for PTA were up 11 percent in 1994, as worldwide demand for PTA continued to grow. Olefins sales volumes were 14 percent higher than last year, reflecting strong growth in both domestic and export demand. The overall chemicals capacity utilization rates were 91 percent in 1994 and 88 percent in 1993.

   1993 vs. 1992

        In 1993 chemical operations earned $240 million compared with a loss of $94 million in 1992. Adjusting for $265 million in 1992 restructuring charges, 1993 earnings were up $69 million over 1992 resulting from the benefits of cost-containment efforts, restructuring and a strong worldwide PTA market.

   Outlook

        Chemical operations are affected by the worldwide economic environment and the chemical products supply-demand balance. Amoco's earnings will continue to benefit from both past and ongoing process-improvement and cost-control programs. Amoco will continue to aggressively develop its international business to capitalize on the rapidly growing demand for petrochemical products in the international markets, particularly those in Asia. Amoco also plans to continue to broaden its current commodity chemical portfolio and looks to diversify into specialty chemical and polymer conversion businesses.

   Other Operations

        Other  operations   include  investments   in  laser  manufacturing,
   photovoltaics and biotechnology; offshore contract drilling; interests in real estate development; and other activities.

        Other operations incurred a loss of $155 million in 1994, compared with losses of $45 million and $179 million, respectively, for 1993 and 1992. Included in 1994 losses were restructuring charges of $78 million, primarily related to the disposition of a hazardous-waste incineration facility in Kimball, Nebraska. In late 1994, Amoco signed a letter of intent to sell this facility; the sale is anticipated to close in 1995. The higher losses in 1994 compared with 1993 also reflected lower offshore contract drilling revenues. Also, 1993 included gains on the sale of certain operations as Amoco continued its efforts to review the strategic fit of these activities. In 1993, the Corporation sold its 49 percent interest in a fertilizer manufacturing venture in Trinidad, and its interest in Ok Tedi Mining Ltd. in Papua New Guinea. Included in 1992 were charges of $99 million for anticipated losses on the disposition of non-strategic investments.

   Corporate Activities

        Corporate activities, including net interest and other corporate expenses, reported net income of $1 million for 1994, compared with net expenses of $196 million for 1993 and $210 million in 1992. The 1994 income included interest income of $180 million related to the COET settlement, favorable tax adjustments relating to prior years of $33 million and restructuring charges of $34 million; the 1993 loss included prior-year tax benefits of $101 million and losses associated with early retirement of higher interest-rate debt; and 1992 included favorable adjustments of $70 million primarily related to revised estimates of tax obligations and early retirement of debt, and charges of $38 million for work force reductions. Adjusting for these items over the years shown, net expense decreased $75 million between 1993 and 1994, primarily resulting from lower net interest expense and favorable currency effects. Net expenses increased $11 million between 1992 and 1993.

   Restructuring

        In July 1994, Amoco announced that the organizational structure of the Corporation was being changed to improve profitability, increase operating flexibility and position the company for long-term growth. The Corporation's strategies are now carried out by 17 business groups. A newly created Shared Services organization provides support services to the business groups.

        Approximately 3,800 positions are expected to be eliminated by year-end 1995. Additional positions will be eliminated in 1996 as a result of ongoing process redesign to improve efficiencies in support functions. In conjunction with the restructuring, an after-tax charge of $256 million was accrued in the second quarter of 1994. Charges against the accrual associated with severance in 1994, representing approximately 2,000 employees, totaled about $64 million after tax. See Note 2 to the Consolidated Financial Statements. To date, savings resulting from the restructuring have not been material. It is anticipated that by 1996 benefits related to lower employment costs and other cost reductions could approximate $400 million after tax.

        Additional costs of approximately $200 million after tax, which have not been accrued, are expected to be incurred through 1996 to reflect costs for system redesign, relocations, work consolidation and development of new processes in support of the reorganization. In 1994, costs related to these activities were not material. Most of these additional costs are expected to occur in 1995.

   Liquidity and Capital Resources

        In 1994, cash flow from operating activities was $4.3 billion, compared with $3.5 billion in 1993 and $3 billion in 1992.

        Total debt was $4.6 billion at year-end 1994. Debt as a percent of debt-plus-equity was 24.3 percent at December 31, 1994, compared with
   27.1 percent at year-end 1993.

        Working capital was $1,618 million at year-end 1994, compared with $751 million at year-end 1993. At year-end 1994, the Corporation's current ratio was 1.32 to 1 compared with the current ratio at December 31, 1993 of 1.14 to 1. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational capability or flexibility since the Corporation has ready access to both short-term and long-term debt markets.

        Amoco's short-term liquidity position is better than the reported figures indicate since the inventory component of working capital is valued in part under the LIFO method whereas other elements of working capital are reported at amounts more indicative of their current values. If inventories were valued at current replacement costs, it is estimated that inventories would have been $1,100 million higher at December 31, 1994. As a result, the level of working capital would rise and an increase in the current ratio would result.

        Cash dividends paid in 1994 totaled $1,092 million, or $2.20 per share. The quarterly cash dividend was raised to 60 cents per share in January 1995, and increase of 5 cents per share, or 9 percent, over the previous rate.

        In 1994, the Corporation completed a contract with subsidiaries of Associates Corporation of North America ("Associates") whereby Associates purchased certain of Amoco's receivables; Associates now issues and processes Amoco's credit cards. Proceeds from the sale of credit card receivables were largely used to reduce short-term obligations.

        The Corporation believes its strong financial position will permit the financing of its business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At December 31, 1994, bank lines of credit available to support commercial paper borrowings were $490 million, all of which were supported by commitment fees. To maintain flexibility, a $500 million shelf registration statement for debt securities remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

        Amoco is routinely exposed to hydrocarbon commodity price risk. It manages a portion of that risk mainly through the use of futures and swaps contracts generally to achieve market prices on specific purchase and sales transactions. See Note 4 to the Consolidated Financial Statements. Also during 1994, Amoco used futures and swaps to fix the sales price of approximately 15 percent of the Corporation's U.S. natural gas production for the months of April through December, which benefited earnings by about $20 million after tax.

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

        The Corporation and its subsidiaries maintain insurance coverage for environmental pollution resulting from the sudden and accidental release of pollutants. Various deductibles of up to $50 million per occurrence could apply, depending on the type of incident involved. Coverage for other types of environmental obligations is not generally provided, except when required by regulation or contract. The financial statements do not reflect any significant recovery form claims under prior or current insurance coverage.

        At December 31, 1994, the Corporation's reserves for future environmental remediation costs totaled $725 million, of which $467 million related to refining and marketing sites. The Corporation also maintains reserves associated with dismantlement, restoration and abandonment of oil and gas properties, which totaled $627 million at December 31, 1994.

        Capital expenditures resulting from existing environmental regulations, primarily related to refining and marketing sites, totaled $198 million in 1994. Excluded from that total was $479 million for operating costs and amounts spent on research and development, and $119 million of mandated and voluntary spending charged against the remediation liability. Amoco's 1995 estimated capital spending for environmental cleanup and protection projects is expected to be approximately $180 million; spending for remediation in 1995 is expected to approximate the 1994 level.

                                              1994   1993  1992    1991   1990
                                                     (millions of dollars)
   Capital and exploration expenditures
     Exploration and production
       United States . . . . . . . . . . .  $  820 $  669$  472  $  965 $1,023
       Canada  . . . . . . . . . . . . . .     408    275   166     294    285
       Europe  . . . . . . . . . . . . . .     279    493   538     549    331
       Other . . . . . . . . . . . . . . .     687    682   578     690    706
     Refining, marketing and
     transportation  . . . . . . . . . . .     451    685   806     689    617
     Chemicals . . . . . . . . . . . . . .     467    370   320     520    582
     Other operations  . . . . . . . . . .      48    126    60     142     81
     Corporate . . . . . . . . . . . . . .      45     46    56      82     89
             Total . . . . . . . . . . . .  $3,205 $3,346$2,996  $3,931 $3,714
   Petroleum exploration expenditures
   charged to income (included above)
        United States  . . . . . . . . . .  $  113 $   90$  140  $  262 $  230
        Canada . . . . . . . . . . . . . .     117     47    72      73     89
        Europe . . . . . . . . . . . . . .     178    151   150     144     99
        Other  . . . . . . . . . . . . . .     225    241   300     311    275
             Total . . . . . . . . . . . .  $  633 $  529$  662  $  790 $  693

        Capital and exploration expenditures in 1994 totaled $3.2 billion, compared with $3.3 billion spent in 1993. Capital and exploration expenditures of $4.2 billion have been approved for 1995, an increase of 31 percent over 1994 spending. It is expected that more than half of the spending will go to upstream projects, with about 60 percent of that amount going to projects outside the United States. Areas outside the United States where Amoco continues to work on major exploration and production projects include Egypt, China, the North Sea, Trinidad and the former Soviet Union. Major new expenditures for 1995 also include higher spending for development of natural gas resources in North America. The balance of capital outlays is anticipated to be used for chemicals, refining, marketing and transportation operations, including a substantial investment in construction of a chemical plant in Malaysia to produce PTA. It is anticipated that the 1995 capital and exploration expenditures budget will be financed primarily by funds generated internally. The planned expenditure level is subject to adjustment as changing economic conditions may indicate.

   Item 8.  Financial Statements and Supplemental Information
         Index to Financial Statements and Supplemental Information       Page

   Report of Independent Accountants . . . . . . . . . . . . . . . . . .   37
   Consolidated Financial Statements:
      Consolidated Statement of Income . . . . . . . . . . . . . . . . .   38
      Consolidated Statement of Financial Position . . . . . . . . . . .   39
      Consolidated Statement of Shareholders' Equity . . . . . . . . . .   40
      Consolidated Statement of Cash Flows . . . . . . . . . . . . . . .   41
      Notes to Consolidated Financial Statements . . . . . . . . . . . .   42
      Financial Statement Schedule:
        Valuation and Qualifying Accounts (Schedule VIII)  . . . . . . .   83
   Supplemental Information:
      Quarterly Results and Stock Market Data  . . . . . . . . . . . . .   69
      Oil and Gas Exploration and Production Activities  . . . . . . . .   70


        Separate financial statements of subsidiary companies not consolidated, and of 50 percent or less owned companies accounted for by the equity method, have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.

                        REPORT OF INDEPENDENT ACCOUNTANTS


   To the Board of Directors and Shareholders of Amoco Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amoco Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Amoco Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

        In 1992, Amoco Corporation changed its method of accounting for income taxes and for postretirement benefits other than pensions, as discussed in Notes 15 and 19, respectively, to the financial statements.





   PRICE WATERHOUSE LLP

   Chicago, Illinois
   February 28, 1995

                       AMOCO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                          Year Ended December 31
                                                         1994      1993      1992
                                                       (millions of dollars, except
                                                            per-share amounts)
   Revenues:
     Sales and other operating revenues  . . . . . .   $ 26,048  $25,336   $25,280
     Consumer excise taxes . . . . . . . . . . . . .      3,409    2,824     2,738
     Other income  . . . . . . . . . . . . . . . . .        905      457       201
       Total revenues  . . . . . . . . . . . . . . .     30,362   28,617    28,219
   Costs and expenses:
     Purchased crude oil, natural gas, petroleum
     products and merchandise  . . . . . . . . . . .     13,558   12,878    12,495
     Operating expenses  . . . . . . . . . . . . . .      4,743    4,688     5,309
     Petroleum exploration expenses, including
       exploratory dry holes . . . . . . . . . . . .        633      529       662
     Selling and administrative expenses . . . . . .      2,227    1,849     2,319
     Taxes other than income taxes . . . . . . . . .      4,153    3,648     3,744
     Depreciation, depletion, amortization, and
      retirements and abandonments . . . . . . . . .      2,239    2,193     2,440
     Interest expense  . . . . . . . . . . . . . . .        318      325       247
       Total costs and expenses  . . . . . . . . . .     27,871   26,110    27,216
     Income before income taxes  . . . . . . . . . .      2,491    2,507     1,003
     Income taxes  . . . . . . . . . . . . . . . . .        702      687       153
     Income before the cumulative effects of
     accounting changes  . . . . . . . . . . . . . .      1,789    1,820       850
     Cumulative effects of accounting changes  . . .         --       --      (924)
       Net income (loss) . . . . . . . . . . . . . .   $  1,789  $ 1,820   $   (74)

     Income per share before the cumulative effects
      of accounting changes  . . . . . . . . . . . .   $   3.60  $  3.66   $  1.71
     Cumulative effects of accounting changes  . . .         --       --     (1.86)
     Net income (loss) per share . . . . . . . . . .   $   3.60  $  3.66   $  (.15)

          (The accompanying notes are an integral part of these statements.)

                       AMOCO CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                 December 31
                                                               1994        1993
                                                            (millions of dollars)
                            ASSETS
   Current Assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . .     $    166     $   103
    Marketable securities--at cost (all corporate, except
     $355 on December 31, 1994, and $221 on December 31,
     1993, which represent state and municipal
     securities) . . . . . . . . . . . . . . . . . . . .        1,623       1,114
    Accounts and notes receivable (less allowances of
     $23 on December 31, 1994, and $65 on December 31,
     1993) . . . . . . . . . . . . . . . . . . . . . . .        3,180       3,196
    Inventories  . . . . . . . . . . . . . . . . . . . .        1,042       1,110
    Prepaid expenses and income taxes  . . . . . . . . .          631         571
                                                                6,642       6,094
   Investments and other assets:
    Investments and related advances . . . . . . . . . .          470         318
    Long-term receivables and other assets . . . . . . .          661         705
                                                                1,131       1,023
   Properties--at cost, less accumulated depreciation,
   depletion and amortization of $24,906 on December 31,
   1994, and $23,204 on December 31, 1993  . . . . . . .       21,543      21,369
                                                             $ 29,316     $28,486
             LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
    Current portion of long-term obligations . . . . . .     $     24     $    53
    Short-term obligations . . . . . . . . . . . . . . .          224       1,007
    Accounts payable . . . . . . . . . . . . . . . . . .        2,759       2,473
    Accrued liabilities  . . . . . . . . . . . . . . . .        1,162         974
    Taxes payable (including income taxes) . . . . . . .          855         836

                                                                5,024       5,343
   Long-term debt:
    Debt . . . . . . . . . . . . . . . . . . . . . . . .        4,387       4,037
   Deferred credits and other non-current liabilities:
    Income taxes . . . . . . . . . . . . . . . . . . . .        2,961       2,995
    Other  . . . . . . . . . . . . . . . . . . . . . . .        2,547       2,425
                                                                5,508       5,420
   Minority interest . . . . . . . . . . . . . . . . . .           15          21
   Shareholders' equity:
    Common stock (authorized 800,000,000 shares; issued
     and outstanding as of December 31, 1994--496,393,067
     shares; December 31, 1993--496,401,099 shares)  . .        2,166       2,147
    Earnings retained and invested in the business . . .       12,223      11,557
    Foreign currency translation adjustment  . . . . . .           (7)        (39)
   Total Shareholders' Equity  . . . . . . . . . . . . .       14,382      13,665
                                                             $ 29,316     $28,486

   (The  successful  efforts method  of  accounting  is  followed  for costs
   incurred     in oil and gas producing activities.)
   (The accompanying notes are an integral part of these statements.)

                       AMOCO CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                     Earnings
                                                     Retained
                                                       and
                                                     Invested     Foreign
                                                        in       Currency
                                           Common      the      Translation
                                            Stock    Business   Adjustment     Total
                                             (millions of dollars, except per-share
                                                            amounts)
   Balance on December 31, 1991  . . .    $ 2,115   $ 12,035    $        6   $14,156
     Net loss  . . . . . . . . . . . .                   (74)                    (74)
     Cash dividends of $2.20 per share                (1,091)                 (1,091)
     Foreign currency translation
     adjustment  . . . . . . . . . . .                                 (27)      (27)
     Issuances of common stock (net) .         11        (15)                     (4)
   Balance on December 31, 1992  . . .      2,126     10,855           (21)   12,960
     Net income  . . . . . . . . . . .                 1,820                   1,820
     Cash dividends of $2.20 per share                (1,092)                 (1,092)
     Foreign currency translation
     adjustment  . . . . . . . . . . .                                 (18)      (18)
     Issuances of common stock (net) .         21        (26)                     (5)
   Balance on December 31, 1993  . . .      2,147     11,557           (39)   13,665
     Net income  . . . . . . . . . . .                 1,789                   1,789
     Cash dividends of $2.20 per share                (1,092)                 (1,092)
     Foreign currency translation
     adjustment  . . . . . . . . . . .                                  32        32
     Issuances of common stock (net) .         19        (31)                    (12)
   Balance on December 31, 1994  . . .    $ 2,166   $ 12,223    $       (7)  $14,382

       (The accompanying notes are an integral part of these statements.)

                       AMOCO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Year Ended December 31
                                                      1994      1993      1992
                                                        (millions of dollars)
   Cash flows from operating activities:
     Net income (loss) . . . . . . . . . . . . .   $ 1,789   $ 1,820  $   (74)
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
      Depreciation, depletion, amortization, and
       retirements and abandonments  . . . . . .     2,239     2,193    2,440
      (Increase) decrease in receivables . . . .      (137)      (18)     476
      (Increase) decrease in inventories . . . .        68       (89)     130
      Increase (decrease) in payables and
      accrued liabilities  . . . . . . . . . . .       492      (371)    (788)
      Deferred taxes and other items . . . . . .      (122)      (44)     (88)
      Cumulative effects of accounting changes .        --        --      924
      Net cash provided by operating activities      4,329     3,491    3,020

   Cash flows from investing activities:
     Capital expenditures  . . . . . . . . . . .    (2,572)   (2,817)  (2,334)
     Proceeds from dispositions of property and
      other assets . . . . . . . . . . . . . . .       335       594      452
     New investments, advances and business
      acquisitions . . . . . . . . . . . . . . .       (91)     (200)    (126)
     Proceeds from sales of investments  . . . .       176       256        8
     Other . . . . . . . . . . . . . . . . . . .       (18)       (2)      18
     Net cash used in investing activities . . .    (2,170)   (2,169)  (1,982)

   Cash flows from financing activities:
     New long-term obligations . . . . . . . . .       438     1,313    3,061
     Repayment of long-term obligations  . . . .      (138)   (2,286)  (3,147)
     Cash dividends paid . . . . . . . . . . . .    (1,092)   (1,092)  (1,091)
     Issuances of common stock . . . . . . . . .        29        27       25
     Acquisitions of common stock  . . . . . . .       (41)      (32)     (29)
     Increase (decrease) in short-term
      obligations  . . . . . . . . . . . . . . .      (783)      677     (152)
     Net cash used in financing activities . . . (1,587) (1,393) (1,333) Increase (decrease) in cash and marketable
   securities  . . . . . . . . . . . . . . . . .       572       (71)    (295)

   Cash and marketable securities-beginning of
    year . . . . . . . . . . . . . . . . . . . .     1,217     1,288    1,583
   Cash and marketable securities-end of year  .   $ 1,789   $ 1,217  $ 1,288

       (The accompanying notes are an integral part of these statements.)

                       AMOCO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Note 1.  Accounting Policies

        Principles of consolidation

        The  operations  of  all   significant  subsidiaries  in  which  the
   Corporation directly or indirectly owns more than 50 percent of the voting stock are included in the consolidated financial statements. The Corporation also consolidates its proportionate share of assets, liabilities and results of operations of oil and gas joint ventures and undivided interest pipeline companies. Investments in other companies in which less than a majority interest is held are generally accounted for by the equity method.

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

        Depreciation, depletion and amortization

        Generally, depreciation of plant and equipment, other than oil and gas facilities, is computed on a straight-line basis over the estimated economic lives of the facilities. Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs and depreciation of tangible lease and well equipment are recognized using the unit-of-production method.

        The portion of costs of unproved oil and gas properties estimated to be non-productive is amortized over projected holding periods.

        The estimated costs to dismantle, restore and abandon oil and gas properties are recognized over the properties' productive lives on the unit-of-production method.

        Retirements

        Upon normal retirement or replacement of facilities, the gross book value less salvage is charged to accumulated depreciation. Gains or losses from abnormal retirements or sales are credited or charged to income.

        Maintenance and repairs

        All maintenance and repair costs are charged against income, while significant improvements are capitalized.

        Derivative contracts

        The Corporation periodically enters into futures, swaps, forwards and option contracts to manage its exposure to price fluctuations on hydrocarbon transactions and its exposure to exchange rate fluctuations on its debt denominated in foreign currencies. Recognized gains, losses and cash flows from hedge contracts are reported as components of the related transactions.

        Translation of foreign currencies

        The U.S. dollar has been determined to be the appropriate functional
   currency  for   essentially  all   operations  except   foreign  chemical
   operations.

        Environmental liabilities

        The Corporation has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to current and past activities, including obligations for previously disposed assets or businesses. In the case of long-lived cleanup projects, the effects of inflation and other factors, such as improved application of known technologies and methodologies, are considered in determining the amount of estimated liabilities. The liability is undiscounted and primarily consists of costs such as site assessment, monitoring, equipment, utilities and soil and ground water treatment and disposal. The estimated environmental remediation obligation has not been reduced for probable recoveries from third parties, which are recorded as assets.

                       AMOCO CORPORATION AND SUBSIDIARIES

        Net Income Per Share

        Net income per share of common stock is based on the monthly weighted average number of shares outstanding during the year.

   Note 2.  Acquisitions, Dispositions and Special Items

        In 1994, earnings included benefits of $270 million related to final settlements with the Internal Revenue Service involving crude oil excise taxes ("COET") assessed in the 1980s. Of this amount, $180 million represented interest on the settlements. Earnings also included a gain of $45 million on the sale of certain European oil and gas properties.

        As a result of the organizational restructuring, a charge of $394 million ($256 million after-tax) was accrued in the second quarter of 1994. Included in selling and administrative expenses were charges of $225 million ($146 million after-tax) related to employee-termination costs directly associated with the severance of approximately 3,800 employees expected to occur by year-end 1995. Of the 3,800 employees, approximately 2,000 represent personnel in accounting, information technology and other related support staff; the remainder are employees associated with business group operations. Approximately 75 percent of the total terminations are professionals, managers and supervisors. In 1994, charges against the accrual relating to the elimination of about 2,000 positions totaled $64 million after tax. As of December 31, 1994, the accrual balance associated with restructuring was $82 million after tax ($126 million before tax), which was considered adequate for all future severances to which the company has committed. Included in operating expenses were charges of $169 million ($110 million after-tax) related to a reduction in carrying value of assets that will be divested. Disposition of these assets, including a hazardous-waste incineration facility that is not yet in commercial production, will not have a material effect on revenues, depreciation or income.

        In 1993, new investments, advances and business acquisitions totaled $200 million, including the purchase of Phillips Fibers Corporation. Proceeds from dispositions of property and other assets and from sales of investments totaled $850 million, including certain non-strategic properties and investments in Canada for approximately $471 million.

        Earnings in 1993 included gains of $120 million relating to the Corporation's disposition of 65 percent of the equity investment in a Canadian company, Crestar Energy Inc., in connection with its initial public offering. Also included were gains of $70 million associated with the disposition of certain Canadian properties. Earnings in 1993 included after-tax charges of $170 million associated with the writedown

                       AMOCO CORPORATION AND SUBSIDIARIES
   of Congo exploration and production operations to current recoverable value.

        Earnings in 1992 were reduced by after-tax charges of $805 million, as part of a strategic reassessment of business operations. These charges included $473 million for costs of restructuring business units and related charges, including anticipated losses on the disposition of oil and gas properties and other non-strategic assets and investments; $181 million for charges related to work force reductions; and $151 million for other reserves and adjustments. Substantially all of these restructuring efforts have been completed. Earnings were favorably affected by $90 million related to the settlement of natural gas contracts in Sharjah. Also favorably affecting earnings were benefits of $90 million associated with revised estimates of tax obligations and retirement of debt.


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

        Net cash provided by operating activities reflects cash payments for interest and income taxes as follows:
                                         1994           1993            1992
                                                (millions of dollars)
   Interest paid . . . . . . . . . .    $ 297           $ 367           $ 550

   Income taxes paid . . . . . . . .    $ 903           $ 632           $ 974

   Note 4.  Financial Instruments and Hedging Activities

        All financial instruments held by the Corporation are for purposes other than trading. All derivatives are either exchange traded or with major financial institutions, and the risk of credit loss is considered remote. A significant portion of Amoco's receivables are from other oil and gas and chemical companies. Although collection of these receivables could be influenced by economic factors affecting these industries, the risk of significant loss is considered remote.

        The carrying values of receivables, payables, marketable securities and short-term obligations approximate their fair value. The estimated

                       AMOCO CORPORATION AND SUBSIDIARIES
   fair value of long-term debt outstanding as of December 31, 1994 and 1993 was $4,342 million and $4,264 million, respectively. The estimated fair value of marketable securities and debt were based on quoted market prices for the same or similar issues, or the current rates offered to the Corporation for issues with the same remaining maturities.

        The Corporation conducts its business primarily in U.S. dollars. Significant exposures to foreign currency exchange risk are reduced through the use of financial instruments, primarily by hedging of foreign currency borrowings. The following table shows the amount of long-term debt, including current portions, denominated in foreign currencies as of December 31, 1994 and 1993, and the face amounts of foreign currency forward and option contracts that have been designated as hedges of that debt:

                                              1994                1993
                                       Long-Term          Long-Term
                                          Debt    Hedge*     Debt     Hedge*

                                               (millions of U.S. dollars)
   British pound sterling  . . . . . .     $ 596   $ 909       $ 565    $ 873

   Canadian dollar . . . . . . . . . .     $ 231   $ 348       $  77    $  45


   * Includes tax effects.

        The  hedge  contracts  generally  have the  same  maturities as  the
   related  debt.   The carrying  value and  fair value  of the  forward and
   option contracts were not material at December 31, 1994 and 1993.

        The Corporation also enters into futures contracts and forward swaps to manage its exposure to price fluctuation on hydrocarbon transactions. The crude oil futures contracts generally match the pricing of specific purchase transactions to market prices at delivery dates. The net effect of natural gas futures and swaps is to convert specific sales contracts from fixed prices to market prices. Natural gas swap contracts outstanding at December 31, 1994 and 1993 totaled 151 and 24 trillion British thermal units ("Btus"), respectively. Most contracts are for a remaining term of less than one year, while contracts representing 43 trillion Btus of natural gas have terms that extend from one to five years. While these contracts have no carrying value, their fair value, representing the estimated amount that would have been required to terminate the swaps at year-end 1994, was an unfavorable $28 million.

                       AMOCO CORPORATION AND SUBSIDIARIES

       In the normal course of business, the Corporation has entered into contracts for the purchase of transportation capacity, materials and services over terms of up to 20 years. The remaining minimum payments required under these contracts at December 31, 1994, totaled $709 million. At December 31, 1994, contingent liabilities of the Corporation included guarantees of $54 million on outstanding loans of others. The
   Corporation also has entered into various pipeline throughput and deficiency contracts with affiliated companies. These agreements supported an estimated $7 million of affiliated company borrowings at December 31, 1994. The fair value of these commitments is immaterial.

   Note 5.  Inventories

        Inventories at December 31, 1994 and 1993, are shown in the following table:

                                                             December 31
                                                          1994         1993
                                                            (millions of
                                                              dollars)
    Crude oil and petroleum products  . . . . . . .    $     349    $     415
    Chemical products . . . . . . . . . . . . . . .          375          377
    Other products and merchandise  . . . . . . . .           24           21
    Materials and supplies  . . . . . . . . . . . .          294          297
     Total  . . . . . . . . . . . . . . . . . . . .    $   1,042    $   1,110

        During the year ended December 31, 1993, the Corporation reduced certain inventory quantities which were valued at lower LIFO costs prevailing in prior years. The effect of this reduction was to increase net income by approximately $50 million. The similar effect in 1994 was not material.

        Inventories carried under the LIFO method represented approximately 51 percent of total year-end inventory carrying values in 1994 and 47 percent in 1993. It is estimated that inventories would have been approximately $1,100 million higher than reported on December 31, 1994, and approximately $900 million higher on December 31, 1993, if the quantities valued on the LIFO basis were instead valued on the FIFO basis.

                       AMOCO CORPORATION AND SUBSIDIARIES

   Note 6.  Property, Plant and Equipment

        Investment in properties at December 31, 1994 and 1993, detailed by industry segment, was as follows:

                                                      December 31
                                                    1994              1993
                                               Gross       Net         Net
                                                 (millions of dollars)
    Exploration and production:
      United States . . . . . . . . . .    $  15,559  $    6,957   $   6,935
      Non-U.S.  . . . . . . . . . . . .       13,771       5,037       5,008
    Refining, marketing and
    transportation  . . . . . . . . . .        9,940       5,654       5,797
    Chemicals . . . . . . . . . . . . .        5,727       2,956       2,668
    Other operations  . . . . . . . . .          752         534         546
    Corporate . . . . . . . . . . . . .          700         405         415
        Total . . . . . . . . . . . . .    $  46,449  $   21,543   $  21,369

   Note 7.  Short-Term Obligations

        Amoco's short-term obligations consist of notes payable and commercial paper. Notes payable as of December 31, 1994, totaled $7 million at an average annual interest rate of 5.7 percent, compared with $71 million at an average annual interest rate of 3.2 percent at year-end 1993. Commercial paper borrowings at December 31, 1994, were $217 million at an average annual interest rate of 5.9 percent compared with $936 million at an average annual interest rate of 3.4 percent as of December 31, 1993.

        Bank  lines   of  credit  available  to   support  commercial  paper
   borrowings of the Corporation amounted to $490 million at both December 31, 1994 and 1993. All of these were supported by commitment fees.

        The Corporation also maintains compensating balances with a number of banks for various purposes. Such arrangements do not legally restrict withdrawal or usage of available cash funds. In the aggregate, they are not material in relation to total liquid assets.

   Note 8.  Accounts Payable

        Accounts payable at December 31, 1994 and 1993, included liabilities in the amount of $306 million and $304 million, respectively, for checks

                       AMOCO CORPORATION AND SUBSIDIARIES
   issued in excess of related bank balances but not yet presented for collection.

   Note 9.  Long-Term Debt

        Amoco's long-term debt resides principally with two Amoco subsidiaries--Amoco Company and Amoco Canada. Amoco Company functions as the principal holding company for substantially all of Amoco's petroleum and chemical operations, except Canadian petroleum operations and selected other activities.

                       AMOCO CORPORATION AND SUBSIDIARIES

        The components of long-term debt and year-end rates are summarized as follows:
                                                              December 31
                                                              1994       1993
                                                              (millions of
                                                                dollars)
   Amoco Company
     8 5/8% Debentures due 2016  . . . . . . . . . . .   $      52  $     102
     9 3/4% Debentures due 2016  . . . . . . . . . . .          58         78
     9 7/8% Debentures due 2016  . . . . . . . . . . .          25         25
     Environmental and other industrial development
     obligations . . . . . . . . . . . . . . . . . . .         649        619
     U.K. Loans-6.7% Sterling(1) . . . . . . . . . . .         596        565
               -5.6% U.S. dollar(1)  . . . . . . . . .         195        195
     Other indebtedness  . . . . . . . . . . . . . . .         535        435
       Subtotal  . . . . . . . . . . . . . . . . . . .       2,110      2,019
     Less current maturities . . . . . . . . . . . . .          24         52
       Total Amoco Company . . . . . . . . . . . . . .       2,086      1,967
   Amoco Canada
     6 3/4% Debentures due 2005  . . . . . . . . . . .         299        299
     7 1/4% Notes due 2002 . . . . . . . . . . . . . .         299        299
     6 3/4% Debentures due 2023  . . . . . . . . . . .         296        296
     7.95% Debentures due 2022 . . . . . . . . . . . .         296        296
     7 1/4% Notes due 2002 . . . . . . . . . . . . . .         254        254
     7 3/8% Subordinated Exchangeable Debentures (SEDs)
          due 2013(2)  . . . . . . . . . . . . . . . .         458        457
     Other . . . . . . . . . . . . . . . . . . . . . .          35         36
       Subtotal  . . . . . . . . . . . . . . . . . . .       1,937      1,937
     Less current maturities . . . . . . . . . . . . .          --         --
       Total Amoco Canada  . . . . . . . . . . . . . .       1,937      1,937
   Other subsidiaries (less current maturities)  . . .         364        133
   Total long-term debt  . . . . . . . . . . . . . . .   $   4,387  $   4,037

   (1)Weighted average interest rate at December 31, 1994.
   (2)The SEDs are exchangeable for Amoco common  stock at $52.50 per share.

        Amoco Corporation guarantees the outstanding public debt obligations
   of  Amoco Company.   Amoco  Corporation and  Amoco Company  guarantee the
   notes and debentures of Amoco Canada, except for the SEDs.

        AmProp Inc., a real estate subsidiary, had long-term debt secured by real estate assets, totaling $61 million at year-end 1994, and $88 million at year-end 1993, which is not guaranteed by Amoco Corporation or Amoco Company.

                       AMOCO CORPORATION AND SUBSIDIARIES

        Annual maturities of total long-term debt during the next five years, including the portion classified as current, are $24 million in 1995, $720 million in 1996, $211 million in 1997, $247 million in 1998 and $134 million in 1999.


   Note 10.  Capital Stock

        There  were 800,000,000  shares of  common stock  without  par value
   authorized  at December 31, 1994.   Details concerning share transactions
   are shown below:

                                1994                  1993                1992
                           Shares      Amount     Shares   Amount     Shares   Amount
                          (thous)       (mil)    (thous)    (mil)    (thous)    (mil)

   Net shares on
   Jan. 1  . . . . .     496,401  $    2,147    496,303  $ 2,126    496,335  $ 2,115
   Stock repurchases        (771)        (10)      (686)      (6)      (733)     (14)
   Sales and
   distributions
   under employee
   benefit plans,
   etc.  . . . . . .         763          29        784       27        701       25
   Net shares
   outstanding on
   December 31 . . .     496,393  $    2,166    496,401  $ 2,147    496,303  $ 2,126

       In addition, there are  50 million shares  of voting preferred  stock
   and 50 million  shares of non-voting  preferred stock authorized.   As of
   December 31, 1994, none of the preferred stock had been issued.

   Note 11.  Leases

        The Corporation leases various types of properties, including service stations, tankers, buildings, railcars and other facilities, some of which are subleased to others, through operating leases. Some of the leases and subleases provide for contingent rentals based on refined product throughput.

                       AMOCO CORPORATION AND SUBSIDIARIES

        Summarized below as of December 31, 1994, are future minimum rentals payable and related sublease rental income for operating leases.

                                              Rentals     Rental
                                              Payable     Income
                                                 (millions of
                                                   dollars)
   1995  . . . . . . . . . . . . . . . .    $     191   $    167
   1996  . . . . . . . . . . . . . . . .          163        100
   1997  . . . . . . . . . . . . . . . .          146         45
   1998  . . . . . . . . . . . . . . . .          135          7
   1999  . . . . . . . . . . . . . . . .          126          4
   After 1999  . . . . . . . . . . . . .          487         28
     Total minimum rentals . . . . . . .    $   1,248   $    351

        Rental expense and related rental income applicable to operating leases for the three years ended December 31, 1994, are summarized below:

                                                      1994     1993      1992
                                                     (millions of dollars)

   Minimum rental expense  . . . . . . . . . .   $     252 $    229 $     253
   Contingent rental expense . . . . . . . . .          19       16        23
     Total . . . . . . . . . . . . . . . . . .         271      245       276
   Less--Related rental income . . . . . . . .         172       84        85
     Net rental expense  . . . . . . . . . . .   $      99 $    161 $     191


   Note 12.  Foreign Currency

        A foreign currency gain of $24 million was reflected in income in 1994, compared with gains of $47 million and $129 million for 1993 and 1992, respectively. In addition, a net translation gain of $32 million in 1994, and net translation losses of $18 million and $27 million for 1993 and 1992, respectively, were reflected in the foreign currency translation adjustment account in shareholders' equity.

                       AMOCO CORPORATION AND SUBSIDIARIES

   Note 13.  Interest Expense

        The Corporation  capitalizes interest cost related  to the financing
   of major projects under development.   All other interest is expensed  as
   incurred.   The components  of  interest expense  are summarized  in  the following table:
                                                1994        1993       1992
                                                   (millions of dollars)
   Short-term obligations  . . . . . . . .   $      19   $    14    $     13
   Long-term obligations . . . . . . . . .         269       285         320
     Total external financing  . . . . . .         288       299         333
   Other interest expense  . . . . . . . .          30        39         (67)
                                                   318       338         266
   Less--capitalized interest  . . . . . .          --        13          19
     Net interest expense  . . . . . . . .   $     318   $   325    $    247

   Note 14.  Research and Development Expenses

        Research and development costs are expensed as incurred and amounted to $255 million in 1994, $292 million in 1993 and $300 million in 1992.

                       AMOCO CORPORATION AND SUBSIDIARIES

   Note 15.  Taxes

        Effective January 1, 1992, the Corporation adopted SFAS No. 109. The cumulative effect was to increase deferred income tax liabilities as of January 1, 1992, and reduce net income by $68 million ($.14 per share). Also, 1992 net income before the cumulative effect was $215 million ($.43 per share) greater than it would have been under the previous method.

        The aggregate federal and foreign deferred income tax balance represents the tax effect of the following items at December 31:
                                                         1994          1993
                                                     (millions of dollars)
   Tax credit and loss carryforwards . . . . . .    $       912    $      630
   Exploration costs . . . . . . . . . . . . . .            304           286
   Postretirement benefits . . . . . . . . . . .            516           503
   Environmental costs . . . . . . . . . . . . .            387           380
   Other . . . . . . . . . . . . . . . . . . . .            578           507
   Gross deferred tax assets . . . . . . . . . .          2,697         2,306
   Deferred tax asset valuation allowance  . . .           (720)         (573)
   Net deferred tax assets . . . . . . . . . . .    $     1,977    $    1,733

   Accelerated depreciation  . . . . . . . . . .    $     3,403    $    3,367
   Intangible drilling costs . . . . . . . . . .            707           679
   Other . . . . . . . . . . . . . . . . . . . .            340           289
   Deferred tax liabilities  . . . . . . . . . .    $     4,450    $    4,335

        The increase in the deferred tax asset valuation allowance primarily reflects an increase in foreign tax credit carryforwards for which realization is considered unlikely.

                       AMOCO CORPORATION AND SUBSIDIARIES

        The provision for income taxes is composed of:

                                                 1994       1993       1992
                                                   (millions of dollars)
   Federal--current  . . . . . . . . . . .   $     392  $     104  $      326
          --deferred . . . . . . . . . . .         (74)       162        (366)
   Foreign--current  . . . . . . . . . . .         422        479         533
          --deferred . . . . . . . . . . .         (47)       (77)       (370)
   State and local . . . . . . . . . . . .           9         19          30
                                             $     702  $     687  $      153

        The following is a reconciliation between the provision for income taxes and income taxes determined by applying the federal statutory rate to income before income taxes:

                                      1994                    1993                    1992
                                            Percent                 Percent                Percent
                                                 of                      of                     of
                                  Amount    Pre-Tax       Amount    Pre-Tax      Amount    Pre-Tax
                              (millions)     Income   (millions)     Income  (millions)     Income
   Pretax income:
     U.S. source . . . . .  $     1,738             $     1,553             $      613
     Foreign source  . . .          753                     954                    390
                            $     2,491             $     2,507             $    1,003

   Theoretical U.S. income
   tax . . . . . . . . . .  $       872       35.0  $       878       35.0  $      341       34.0
   Increase (reduction) due
   to:
   Foreign taxes at rates
   in excess of U.S. rate           120        4.8           92        3.7         125       12.4
   Effect of foreign
   currency gains/losses .           (9)       (.3)         (24)      (1.0)       (133)     (13.2)
   Tax credits   . . . . .         (174)      (7.0)        (185)      (7.4)       (127)     (12.7)
   Tax-rate changes  . . .           --         --           53        2.1          39        3.9
   Prior-year adjustments           (68)      (2.7)        (125)      (5.0)       (119)     (11.9)
   All other (net) . . . .          (39)      (1.6)          (2)        --          27        2.7
                            $       702       28.2   $       687       27.4 $      153       15.2

                       AMOCO CORPORATION AND SUBSIDIARIES

        Taxes other than income taxes include:
                                                        1994     1993    1992
                                                       (millions of dollars)
   Consumer excise taxes . . . . . . . . . . . . .   $ 3,409 $  2,824 $ 2,738
   Production and severance taxes
     United States . . . . . . . . . . . . . . . .       112      128     121
     Foreign . . . . . . . . . . . . . . . . . . .        73      110     363
   Property taxes  . . . . . . . . . . . . . . . .       289      315     287
   Social Security, corporation and other taxes  .       270      271     235
                                                     $ 4,153 $  3,648 $ 3,744

        Undistributed earnings of certain foreign subsidiaries and joint-venture companies aggregated $499 million on December 31, 1994, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

   Note 16.  Stock Option Plans

        The Corporation's stock option plans approved by shareholders provide for the granting of options with or without stock appreciation rights ("SARs") to key, managerial and other eligible employees to buy Corporation common stock at not less than 100 percent of the fair market value at the date of grant. Such options may be incentive stock options to the extent provided in the Internal Revenue Code. Options granted under the plans prior to 1994 normally extend for 10 years and generally become exercisable two years after the date of the grant. Options granted in 1994 become exercisable 50 percent one year after the date of grant and 100 percent two years after the date of grant. Options with SARs permit holders to surrender exercisable options in exchange for payment determined by the amount by which the market value of the shares on the dates the rights are exercised exceeds the grant price. No options were granted with SARs in 1994. Such payments can be made in shares, cash or a combination at the discretion of the administering committee.

                       AMOCO CORPORATION AND SUBSIDIARIES

        Option plan transactions in 1993 and 1994 are summarized in the following table:

                                                     Thousands    Price Range
                                                     of Shares      Per Share
   Options outstanding on Jan. 1, 1993 . . . .          9,259  $25.03 - 54.88
           Granted . . . . . . . . . . . . . .          2,199  $53.69 - 57.44
           Exercised . . . . . . . . . . . . .           (615) $25.03 - 54.13
           Surrendered or terminated . . . . .           (172) $44.06 - 57.44
           Canceled upon exercise of SARs  . .           (112) $25.03 - 52.44
   Options outstanding on Dec. 31, 1993  . . .         10,559  $28.25 - 57.44
           Granted . . . . . . . . . . . . . .          2,295  $55.06 - 57.88
           Exercised . . . . . . . . . . . . .           (684) $28.25 - 54.13
           Surrendered or terminated . . . . .           (454) $44.06 - 57.44
           Canceled upon exercise of SARs  . .           (121) $28.25 - 42.50
   Options outstanding on Dec. 31, 1994  . . .         11,595  $29.81 - 57.88

        Of the total options outstanding on December 31, 1994, 499,140 were with SARs. Stock options for 7,537,234 shares were exercisable at year-end 1994. No options may be granted under the current plan after December 31, 2001.

        The Corporation's restricted stock grant plans provide for the awarding of shares of Corporation common stock to selected employees of Amoco and its participating subsidiaries, including officers and directors. Shares issued under the plans may not be sold or otherwise transferred for a minimum period as established at the time of the grant. The shares generally are subject to forfeiture if the recipient's employment terminates during the specified period unless such termination is due to death, total disability or involuntary retirement. Shares issued have dividend and voting rights identical to other outstanding shares of the Corporation's common stock. During 1994, 57,735 shares were issued under the current plans. No restricted shares may be issued under the current plan after December 31, 2001.

   Note 17.  Employee Compensation Programs

        Management incentive compensation plans approved by shareholders provide for the granting of awards to key, managerial and other eligible executives of the Corporation and certain subsidiaries. Amounts charged against earnings in anticipation of awards to be made later were $15 million in 1994, $10 million in 1993 and $8 million in 1992. Awards made in 1994, 1993 and 1992 amounted to $21 million, $13 million and $16 million, respectively.

                       AMOCO CORPORATION AND SUBSIDIARIES

        The Amoco Performance Share Plan, which became effective in 1992, allocates Amoco stock to eligible employees when the Corporation's total return to shareholders meets or exceeds the average return achieved by a select group of competitors. In 1994, the return on Amoco stock, based on the average return for the past three years, was above the competitor three-year average. As a result, employees earned stock equal to 3.5 percent of compensation. No contributions were made on behalf of employees in 1993 as the return on Amoco common stock was below the competitor average. In 1992 the return on Amoco stock was above the competitor average, resulting in employees earning stock equal to 4.4 percent of compensation. The amounts charged to expense in 1994 and 1992 were $59 million and $77 million, respectively.

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

                       AMOCO CORPORATION AND SUBSIDIARIES

        The funded status of the plans as of December 31 for 1994 and 1993 was as follows:

                                                                     Plans for which
                                                                     Assets      Benefits
                                                                     Exceed       Exceeds
                                                                   Benefits        Assets
                                                                  (millions of dollars)
  1994
   Fair value of plan assets, principally equity and
   fixed-income securities . . . . . . . . . . . . . . . . . .  $    2,253    $       73
   Actuarial present value of benefit obligations:
     Accumulated benefit obligation* . . . . . . . . . . . . .       2,191           186
     Additional benefits based on estimated future salary
     levels  . . . . . . . . . . . . . . . . . . . . . . . . .         390            57
     Projected benefit obligation ("PBO")  . . . . . . . . . .       2,581           243
   Plan assets under PBO . . . . . . . . . . . . . . . . . . .        (328)         (170)
   Unrecognized net (gains) losses at transition . . . . . . .         (58)            8
   Other unrecognized net losses . . . . . . . . . . . . . . .         351            53
   Unrecognized prior service cost . . . . . . . . . . . . . .          57             8
   Net pension cost prepaid (accrued)  . . . . . . . . . . . .  $       22    $     (101)

   1993
   Fair value of plan assets, principally equity and
   fixed-income securities . . . . . . . . . . . . . . . . . .  $    2,432    $      216
   Actuarial present value of benefit obligations:
     Accumulated benefit obligation* . . . . . . . . . . . . .       2,213           347
     Additional benefits based on estimated future salary
     levels  . . . . . . . . . . . . . . . . . . . . . . . . .         479           111
     Projected benefit obligation ("PBO")  . . . . . . . . . .
                                                                     2,692           458
   Plan assets under PBO . . . . . . . . . . . . . . . . . . .        (260)         (242)
   Unrecognized net gains at transition  . . . . . . . . . . .         (57)           (1)
   Other unrecognized net losses . . . . . . . . . . . . . . .         301           144
   Unrecognized prior service cost . . . . . . . . . . . . . .          79            13
   Net pension cost prepaid (accrued)  . . . . . . . . . . . .  $       63    $      (86)

   * Accumulated benefits totaling $266 million and $192 million were non-vested at December 31, 1994 and 1993, respectively.

                       AMOCO CORPORATION AND SUBSIDIARIES

        The actuarial assumptions used for the Corporation's principal pension plans for 1994 and 1993 were as follows:

                                                               1994    1993

   Discount rate for service and interest cost . . . . . .     7.0%    7.5%
   Discount rate for the projected benefit obligation . . 8.5% 7.0% Rate of compensation increase for the projected benefit
   obligation  . . . . . . . . . . . . . . . . . . . . . .     5.0%    5.0%
   Long-term rate of return on assets  . . . . . . . . . .    10.0%   10.0%

        The components of net pension cost for the past three years were as follows:

                                                 1994       1993       1992
                                                    (millions of dollars)
   Service cost--benefits earned during the
   period  . . . . . . . . . . . . . . . . .  $    113   $     102  $     114
   Interest cost on projected benefit
   obligation  . . . . . . . . . . . . . . .       221         204        221

   Actual loss (gain) on assets  . . . . . .        53        (302)      (141)
   Less--unrecognized (loss) gain  . . . . .      (311)         50       (124)
   Recognized gain on assets . . . . . . . .      (258)       (252)      (265)
   Curtailment loss (gain) . . . . . . . . .        21          --        (51)
   Amortization of unrecognized amounts  . .        22           1         11
   Net pension cost  . . . . . . . . . . . .  $    119  $       55  $      30

        Most employees are also eligible to participate in defined contribution plans by contributing a portion of their compensation. The Corporation matches contributions up to specified percentages of each employee's compensation. Matching contributions charged to income were $99 million in 1994, $96 million in 1993 and $100 million in 1992.

   Note 19.  Other Postretirement Benefits

        The Corporation and its subsidiaries provide certain health care and life insurance benefits for retired employees. Substantially all of the Corporation's domestic employees and employees in certain foreign countries are provided these benefits through insurance companies whose premiums are based on benefits paid during the year. Effective January 1, 1992, the Corporation adopted SFAS No. 106, which requires that the cost of such benefits be recognized during employees' years of active service. The cumulative effect of the accounting change relating to benefits attributable to years of service prior to 1992 was to reduce

                       AMOCO CORPORATION AND SUBSIDIARIES

   1992 net income by $856 million ($1.72 per share). In addition, the effect of adopting SFAS No. 106 in 1992 was to reduce net income by $64 million ($.13 per share). During 1992, the Corporation approved plan amendments which reduced the accumulated obligation by $270 million, which is being amortized prospectively.

        The status of the Corporation's unfunded plans as of December 31 for 1994 and 1993 was as follows:


                                                             1994      1993
                                                              (millions of
                                                                dollars)
   Accumulated benefit obligation
      Retirees . . . . . . . . . . . . . . . . . . . . .  $    603  $    668
      Fully eligible active plan participants  . . . . .       156       116
      Other active plan participants . . . . . . . . . .       281       475
      Total  . . . . . . . . . . . . . . . . . . . . . .     1,040     1,259
   Unrecognized net gains (losses) . . . . . . . . . . .       240       (56)
   Unrecognized prior service gains  . . . . . . . . . .       215       247
   Accrued postretirement benefit cost . . . . . . . . .  $  1,495  $  1,450

        The actuarial assumptions used for the Corporation's principal postretirement benefit plans for 1994 and 1993 were as follows:

                                                               1994      1993
   Discount rate for service and interest cost . . . . .       7.0%      8.0%
   Discount rate for the accumulated benefit obligation        8.5%      7.0%
   Rate of compensation increase for the accumulated
   benefit obligation  . . . . . . . . . . . . . . . . .       5.0%      5.0%
   Assumed current year health care cost trend rate
      --retirees under 65  . . . . . . . . . . . . . . .      11.1%     12.0%
      --Medicare eligible retirees . . . . . . . . . . .       8.5%      9.0%
   Assumed ultimate trend rate . . . . . . . . . . . . .       5.0%      5.0%
   Year ultimate health care cost rate will be achieved       2002      2002
   Effect of 1% increase in health care cost trend rates
   (millions)
       --annual aggregate service and interest costs . .      $ 18      $ 17
       --accumulated postretirement benefit obligation .      $ 93      $144

                       AMOCO CORPORATION AND SUBSIDIARIES

        The components of net postretirement benefit costs for the past three years were as follows:

                                                 1994       1993       1992
                                                    (millions of dollars)
   Service cost--benefits earned during the
   period  . . . . . . . . . . . . . . . . .  $     34   $      32  $      44
   Interest cost on accumulated benefit
   obligation  . . . . . . . . . . . . . . .        89          97        105
   Amortization and other  . . . . . . . . .       (33)        (22)       (10)
   Net postretirement benefit cost . . . . .  $     90   $     107  $     139


   Note 20.  Litigation

        The Internal Revenue Service ("IRS") has challenged the application of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1989. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to 1980 through 1982. The Corporation has filed a petition in the U.S. Tax Court contesting the IRS statutory Notice of Deficiency. Trial on the matter is scheduled to commence in April 1995. A comparable adjustment of foreign tax credits for each year has been proposed for the years 1983 through 1989 based upon subsequent IRS audits. Similar challenges could arise relating to years subsequent to 1989. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. The Corporation is confident that it will prevail in the litigation. Consequently, this dispute is not expected to have a material adverse effect on liquidity, results of operations, or the consolidated financial position of the Corporation.

   Note 21.  Other Contingencies

        Amoco is subject to federal, state and local environmental laws and regulations. Amoco is currently participating in the cleanup of numerous sites pursuant to such laws and regulations. The reasonably estimable future costs of probable environmental obligations, including Amoco's probable costs for obligations for which Amoco is jointly and severally liable, and for assets or businesses that were previously disposed, have been provided for in the Corporation's results of operations. These estimated costs represent the amount of expenditures expected to be incurred in the future to remediate sites with known environmental obligations. The accrued liability represents a reasonable best estimate of Amoco's remediation liability. As the scope of the obligations

                       AMOCO CORPORATION AND SUBSIDIARIES
   becomes better defined, there may be changes in the estimated future costs, which could result in charges against the company's future results of operations. The ultimate amount of any such future costs, and the range within which such costs can be expected to fall, cannot be determined. Although the costs could be significant, they are not expected to have a material effect on Amoco's liquidity or consolidated financial position.

   Note 22.  Summarized Financial Data--Amoco Company

        The Corporation's principal subsidiary, Amoco Company, is the holding company for substantially all petroleum and chemical operating subsidiaries except Amoco Canada. Amoco guarantees the outstanding public debt obligations of Amoco Company.

   Summarized financial data for Amoco Company are presented as follows:
                                                    1994       1993      1992
                                                    (millions of dollars)
   For the years ended December 31:
     Revenues (including excise taxes) . . . .  $ 27,841  $ 25,930  $  25,698
     Operating profit  . . . . . . . . . . . .  $  2,470  $  2,595  $   1,760
     Net income(1) . . . . . . . . . . . . . .  $  1,878  $  1,803  $   1,226
   At December 31:
     Current assets  . . . . . . . . . . . . .  $  5,399  $  4,383  $   4,644
     Total assets  . . . . . . . . . . . . . .  $ 24,549  $ 23,513  $  23,645
     Current liabilities . . . . . . . . . . .  $  4,142  $  3,976  $   3,949
     Long-term obligations(2)  . . . . . . . .  $  6,190  $  1,967  $   2,811
     Deferred credits  . . . . . . . . . . . .  $  4,584  $  4,441  $   4,257
     Minority interest . . . . . . . . . . . .  $      5  $     --  $      --
     Shareholder's equity(2) . . . . . . . . .  $  9,628  $ 13,129  $  12,628

   (1) Excludes cumulative effects of accounting changes of $(702) million in 1992.
   (2) Change reflects dividends in 1994 to Amoco Corporation of intercompany notes receivable from subsidiaries.

        Annual maturities of long-term debt during the next five years, including the portion classified as current, are $24 million in 1995, $658 million in 1996, $187 million in 1997, $247 million in 1998 and $134 million in 1999.

   Note 23.  Segment and Geographic Data

        The Corporation  operates in  several industry segments.   Petroleum
   operations  include  exploration  and production  ("E&P")  and  refining,

                       AMOCO CORPORATION AND SUBSIDIARIES
   marketing and transportation ("RM&T") segments. The E&P segment is engaged in exploring for, developing and producing crude oil and natural gas and extraction of natural gas liquids ("NGL"). The RM&T segment is responsible for petroleum refining operations, the marketing of all refined petroleum products and the transportation and wholesale marketing of NGL and domestic natural gas. This segment also encompasses transportation of crude oil to refineries via marine vessels and pipelines and associated supply and trading activities. The chemical segment manufactures and sells various petroleum-based chemical products. Other operations include investments in technology companies, offshore contract drilling, real estate interests, and other activities.

        Intersegment and intergeographic sales are accounted for at prices that approximate arm's-length market prices. Operating profits include all revenues and expenses of the reportable segment, except for income taxes and equity in earnings of unconsolidated companies. Income taxes are generally assigned to the operations that give rise to the tax effects.

        Identifiable assets are those used in the operations of each segment or area, including intersegment or intergeographic receivables. Corporate assets consist primarily of cash, marketable securities and the unamortized cost of purchased tax benefits. Intersegment and intergeographic sales and receivables are eliminated in determining consolidated revenue and identifiable asset totals. Information by Industry Segment and Geographic Area is summarized in the tables on pages 65 to 68.

                  Statement of Information by Industry Segment

   (millions of dollars)                  Petroleum Operations
                                       Exploration     Refining,
                                          and        Marketing and  Chemical
                                       Production   Transportation  Operations
   Year 1994
   Revenues other than intersegment
   sales . . . . . . . . . . . . .   $      2,568  $       22,555  $     4,593
   Intersegment sales  . . . . . .          3,892             976           69
     Total revenues  . . . . . . .   $      6,460  $       23,531  $     4,662
   Operating profit  . . . . . . .   $      1,585  $          591  $       684
   Equity in earnings of others  .              4              31           98
   General corporate amounts . . .
   Interest expense  . . . . . . .
   Income taxes  . . . . . . . . .           (602)           (204)        (244)
     Net income  . . . . . . . . .   $        987  $          418  $       538
   Depreciation and related charges  $      1,531  $          444  $       195
   Capital expenditures  . . . . .   $      1,561  $          451  $       467
   Identifiable assets . . . . . .   $     13,390  $        7,881  $     4,375
   Equity investments and related
   advances  . . . . . . . . . . .   $         34  $           32  $       351




                                         Other                       Consol-
                                       Operations     Corporate      idated*


   Year 1994
   Revenues other than intersegment
   sales . . . . . . . . . . . . .   $        144                  $  30,362
   Intersegment sales  . . . . . .             --                         --
     Total revenues  . . . . . . .   $        144                  $  30,362
   Operating profit  . . . . . . .   $       (248)                 $   2,612
   Equity in earnings of others  .             --                        133
   General corporate amounts . . .                 $           64         64
   Interest expense  . . . . . . .                           (318)      (318)
   Income taxes  . . . . . . . . .             93             255       (702)
     Net income  . . . . . . . . .   $       (155) $            1  $   1,789
   Depreciation and related charges  $         32  $           37  $   2,239
   Capital expenditures  . . . . .   $         48  $           45  $   2,572

   Identifiable assets . . . . . .   $        586  $        2,678  $  28,896
   Equity investments and related
   advances  . . . . . . . . . . .   $          3                        420
     Total assets  . . . . . . . .                                 $  29,316

   *  After elimination of intersegment transactions.

                  Statement of Information by Industry Segment

   (millions of dollars)                  Petroleum Operations
                                       Exploration     Refining,
                                          and        Marketing and   Chemical
                                       Production   Transportation  Operations
   Year 1993
   Revenues other than intersegment
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
   Equity investments and related
   advances  . . . . . . . . . . .   $         31  $           32  $      234




                                         Other                       Consol-
                                       Operations     Corporate      idated*


   Year 1993
   Revenues other than intersegment
   sales . . . . . . . . . . . . .   $        166                  $   28,617
   Intersegment sales  . . . . . .             24                          --
     Total revenues  . . . . . . .   $        190                  $   28,617
   Operating profit  . . . . . . .   $        (75)                 $    3,046
   Equity in earnings of others  .             (1)                         89
   General corporate amounts . . .                 $         (303)       (303)
   Interest expense  . . . . . . .                           (325)       (325)
   Income taxes  . . . . . . . . .             31             432        (687)
     Net income  . . . . . . . . .   $        (45) $         (196) $    1,820
   Depreciation and related charges  $         30  $           44  $    2,193
   Capital expenditures  . . . . .   $        126  $           46  $    2,817

   Identifiable assets . . . . . .   $        633  $        2,051  $   28,185
   Equity investments and related
   advances  . . . . . . . . . . .   $          4                         301
     Total assets  . . . . . . . .                                 $   28,486

   *  After elimination of intersegment transactions.

                  Statement of Information by Industry Segment

   (millions of dollars)                   Petroleum Operations
                                      Exploration       Refining,
                                          and        Marketing and  Chemical
                                      Production    Transportation  Operations
   Year 1992
   Revenues other than intersegment
   sales . . . . . . . . . . . . .   $      2,812  $        21,282  $   3,807
   Intersegment sales  . . . . . .          4,165              981        113
     Total revenues  . . . . . . .   $      6,977  $        22,263  $   3,920
   Operating profit  . . . . . . .   $      1,149  $           664  $    (174)
   Equity in earnings of others  .             (2)              25         31
   General corporate amounts . . .
   Interest expense  . . . . . . .
   Income taxes  . . . . . . . . .           (276)            (227)        49
     Net income (loss) . . . . . .   $        871  $           462  $     (94)
   Depreciation and related charges  $      1,751  $           390  $     189
   Capital expenditures  . . . . .   $      1,092  $           806  $     320
   Identifiable assets . . . . . .   $     13,909  $         8,135  $   3,592
   Equity investments and related
   advances  . . . . . . . . . . .   $         85  $            26  $     188


                                          Other                        Consol-
                                        Operations      Corporate      idated*

   Year 1992
   Revenues other than intersegment
   sales . . . . . . . . . . . . .   $         155                   $ 28,219
   Intersegment sales  . . . . . .              48                         --
     Total revenues  . . . . . . .   $         203                   $ 28,219
   Operating profit  . . . . . . .   $        (225)                  $  1,414
   Equity in earnings of others  .              (9)                        45
   General corporate amounts . . .                  $          (209)     (209)
   Interest expense  . . . . . . .                             (247)     (247)
   Income taxes  . . . . . . . . .              55              246      (153)
   Cumulative effects of accounting
        changes  . . . . . . . . .                                       (924)
     Net income (loss) . . . . . .   $        (179) $          (210) $    (74)
   Depreciation and related charges  $          61  $            49  $  2,440
   Capital expenditures  . . . . .   $          60  $            56  $  2,334

   Identifiable assets . . . . . .   $         633  $         2,199  $ 27,951
   Equity investments and related
   advances  . . . . . . . . . . .   $         203                        502
     Total assets  . . . . . . . .                                   $ 28,453

   *After elimination of intersegment transactions.

                   Statement of Information by Geographic Area
                                                                              Consol-
                             United                                            idated
   (millions of dollars)     States    Canada   Europe    Other    Corporate    (1)

   Year 1994
   Revenues other than
   intergeographic sales .  $24,003  $  2,555 $  1,403  $ 1,899              $ 30,362
   Intergeographic sales .      711       706       24      473                    --
     Total revenues  . . .  $24,714  $  3,261 $  1,427  $ 2,372                30,362
   Operating profit  . . .  $ 1,836  $    349 $     47  $   380              $  2,612
   Net income  . . . . . .  $ 1,393  $    203 $      4  $   188  $        1  $  1,789

   Capital expenditures  .  $ 1,537  $    340 $    126  $   524  $       45  $  2,572
   Identifiable assets . .  $18,074  $  3,566 $  2,469  $ 2,123  $    2,678  $ 28,896
   Equity investments
   and related advances  .  $    36  $     33 $      4  $   347                   420
     Total assets  . . . .                                                   $ 29,316
   Equity in earnings
   of others . . . . . . .  $    30  $      4 $     --  $    99              $    133

   Year 1993
   Revenues other than
   intergeographic sales .  $22,777  $  2,664 $  1,051  $ 2,025              $ 28,617
   Intergeographic sales .      562       749       38      462                    --
     Total revenues  . . .  $23,339  $  3,413 $  1,089  $ 2,487              $ 28,617
   Operating profit  . . .  $ 2,200  $    607 $    (80) $   319              $  3,046

   Net income  . . . . . .  $ 1,589  $    451 $   (104) $    80  $     (196) $  1,820
   Capital expenditures  .  $ 1,624  $    294 $    362  $   491  $       46  $  2,817
   Identifiable assets . .  $18,226  $  3,703 $  2,371  $ 2,118  $    2,051  $ 28,185
   Equity investments
   and related advances  .  $    39  $     28 $      3  $   231                   301
     Total assets  . . . .                                                   $ 28,486
   Equity in earnings
   of others . . . . . . .  $    26  $      1 $     (2) $    64              $     89

   Year 1992
   Revenues other than
   intergeographic sales .  $22,051  $  2,442 $  1,180  $ 2,383              $ 28,219
   Intergeographic sales .      586  $    780 $     15  $   698              $     --

     Total revenues  . . .  $22,637  $  3,222 $  1,195  $ 3,081              $ 28,219
   Operating profit  . . .  $ 1,144  $   (225)$     12  $   483              $  1,414
   Net income (loss) . . .  $   909  $     33 $   (107) $   225  $     (210) $    (74)(2)
   Capital expenditures  .  $ 1,399  $    128 $    469  $   282  $       56  $  2,334

   Identifiable assets . .  $17,768  $  3,811 $  2,340  $ 2,252  $    2,199  $ 27,951
   Equity investments and
   related advances  . . .  $    36  $     82 $      3  $   381                   502
     Total assets  . . . .                                                   $ 28,453
   Equity in earnings of
   others  . . . . . . . .  $    23  $     (2)$    (10) $    34              $     45

   (1)  After elimination of intergeographic transactions.
   (2) Includes cumulative effects of accounting changes of $(924) million in 1992.

                       AMOCO CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION


   1.  Quarterly Results and Stock Market Data

                                                         Net                  Common Stock
                                                       Income     Cash       Price Ranges(2)
                                Operating     Net      (Loss)   Dividends
                                 Profit      Income      Per       Per       High       Low
                     Revenues    (Loss)    (Loss)(1)    Share     Share
                                 (millions of dollars, except per-share amounts)
   1994
   First quarter . $    6,765 $      634  $      398  $  .80  $       .55 $  56 1/8 $  50 7/8
   Second quarter       8,035        558         410     .83          .55    60        51 1/8
   Third quarter .      7,780        751         445     .89          .55    61 1/4    56 3/4
   Fourth quarter       7,782        669         536    1.08          .55    64 1/8    57 1/2

   1993
   First quarter .      6,943        509         229     .46          .55    58 1/2    48 1/8
   Second quarter       7,225        811         487     .98          .55    59 1/4    53 5/8
   Third quarter .      7,072        817         520    1.05          .55    58 3/8    52 3/8
   Fourth quarter       7,377        909         584    1.17          .55    59        51 1/2

   (1)  Fourth-quarter  1994  earnings included  a  $45  million  gain  associated  with  the disposition  of  certain  European  oil  and  gas  properties,  and  tax  adjustments
        benefiting corporate  operations of $33 million.   Results for  the third quarter  of
        1994  included environmental  charges of  $32  million.   Net income  for  the second
        quarter of 1994 included restructuring charges of  $256 million.  Second-quarter 1994 results also included benefits of $270 million relating to final settlements with the
        IRS involving crude oil excise taxes in the 1980s.  Results for the fourth quarter of
        1993 included  a gain of $120 million associated with the disposition of a portion of
        an equity investment in a Canadian company.   Net income in the third quarter of 1993
        included  a gain  of $70  million  associated with  the disposition  of  certain non-
        strategic  Canadian  properties.   First-quarter  results  included  charges of  $170
        million related to  the writedown of Congo  exploration and production operations  to current  recoverable value and tax benefits of $56 million resulting from disposition of certain operations.

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

   Results of Operations for Oil and Gas Producing Activities

                                    United
   (millions of dollars)            States  Canada   Europe    Other      Worldwide

   1994
   Oil and gas production
   revenues:
     From consolidated
     subsidiaries  . . . . . . .  $  2,497 $  323  $      2  $    877   $     3,699
     From unaffiliated entities        460    412       668       603         2,143
   Other revenues  . . . . . . .       263    186       100        69           618
     Total revenues  . . . . . .     3,220    921       770     1,549         6,460
   Production costs:
     Taxes other than income   .       242     17        21        65           345
     Other production costs  . .       788    265       278       401         1,732
   Exploration expenses  . . . .       113    117       178       225           633
   Depreciation, depletion and
     amortization expense  . . .       629    261       215       340         1,445
   Other related costs . . . . .       412     27       130       151           720
     Total costs . . . . . . . .     2,184    687       822     1,182         4,875
   Operating profit  . . . . . .     1,036    234       (52)      367         1,585
   Income tax expense  . . . . .       188    113        11       290           602
     Results of operations . . .  $    848 $  121  $    (63) $     77   $       983

   1993
   Oil and gas production
   revenues:
     From consolidated
     subsidiaries  . . . . . . .  $  2,572 $  385  $     12  $  1,078   $     4,047
     From unaffiliated entities        742    411       492       442         2,087
   Other revenues  . . . . . . .       137    322        42        53           554
     Total revenues  . . . . . .     3,451  1,118       546     1,573         6,688
   Production costs:
     Taxes other than income . .       297     13        17       102           429
     Other production costs  . .       875    276       209       380         1,740
   Exploration expenses  . . . .        90     47       151       241           529
   Depreciation, depletion and
   amortization expense  . . . .       693    293       165       327         1,478
   Other related costs . . . . .       495     61        95       298           949
     Total costs . . . . . . . .     2,450    690       637     1,348         5,125
   Operating profit  . . . . . .     1,001    428       (91)      225         1,563
   Income tax expense  . . . . .       189     91         9       279           568
     Results of operations . . .  $    812 $  337 $    (100) $    (54)  $       995

   Certain data for 1993 have been
   reclassified.

                                    United
   (millions of dollars)            States  Canada   Europe    Other      Worldwide
   Year 1992
   Oil and gas production
   revenues:
     From consolidated
     subsidiaries  . . . . . . .  $  2,366 $  476  $     --  $   1,259  $      4,101
     From unaffiliated entities        904    348       586        822         2,660
   Other revenues  . . . . . . .        65     71        26         54           216
     Total revenues  . . . . . .     3,335    895       612      2,135         6,977
   Production costs:
     Taxes other than income . .       271     15        21        351           658
     Other production costs  . .       934    358       225        382         1,899
   Exploration expenses  . . . .       140     72       150        300           662
   Depreciation, depletion and
   amortization expense  . . . .       703    347       206        401         1,657
   Other related costs . . . . .       286    506        18        142           952
     Total costs . . . . . . . .     2,334  1,298       620      1,576         5,828
   Operating profit  . . . . . .     1,001   (403)       (8)       559         1,149
   Income tax expense  . . . . .       223   (324)       95        282           276
     Results of operations . . .  $    778 $  (79) $   (103) $     277 $         873

        Oil and gas production revenues reflect the market prices of net production sold or transferred, with appropriate adjustments for royalties, net profits interest and other contractual provisions. Other revenues in 1994 include the U.S. COET settlement; other revenues in 1993 include Canadian gains on dispositions of properties and investments. Taxes other than income include production and severance taxes and property taxes. Other production costs are lifting costs incurred to operate and maintain productive wells and related equipment, including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Also included are operating costs of field natural gas liquids plants, because the Corporation includes the operations of these plants in the exploration and production segment. Production costs include related administrative expenses and depreciation applicable to support equipment associated with production activities.

        Exploration expenses include the costs of geological and geophysical activity, carrying and retaining undeveloped properties and drilling exploratory wells determined to be non-productive. Depreciation, depletion and amortization expense relates to capitalized costs incurred in acquisition, exploration and development activities and does not include depreciation applicable to support equipment. Included in other related costs are significant, non-recurring items and purchases of natural gas for field natural gas liquids plants. Significant, non-recurring items include $102 million for restructuring in 1994; $210 million for the writedown of Congo operations to current recoverable value and U.S. environmental charges of $96 million in 1993; and restructuring charges of $566 million in 1992.

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

        Summarized below is the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1994, 1993 and 1992.

                                     United
   (millions of dollars)             States      Canada       Europe      Other    Worldwide

   December 31, 1994
   Future cash inflows . . . . .   $   33,605 $     8,135   $   6,736 $    10,951 $    59,427
   Future development and
   production costs  . . . . . .       16,922       3,686       3,939       4,207      28,754
   Future income taxes . . . . .        3,999       1,471         950       2,776       9,196
   Future net cash flows . . . .       12,684       2,978       1,847       3,968      21,477
   Ten percent annual discount .        7,189       1,324         538       1,435      10,486
   Discounted net cash flows . .   $    5,495 $     1,654   $   1,309 $     2,533 $    10,991

   December 31, 1993
   Future cash inflows . . . . .   $   35,403 $     7,948   $   5,826 $     8,242 $    57,419
   Future development and
   production costs  . . . . . .       17,639       3,605       3,091       4,084      28,419
   Future income taxes . . . . .        4,235       1,566       1,012       1,620       8,433
   Future net cash flows . . . .       13,529       2,777       1,723       2,538      20,567
   Ten percent annual discount .        7,714       1,259         589         961      10,523
   Discounted net cash flows . .   $    5,815 $     1,518   $   1,134 $     1,577 $    10,044


   December 31, 1992
   Future cash inflows . . . . .   $   43,134 $     9,786   $   6,574 $     9,109 $    68,603
   Future development and
   production costs  . . . . . .       17,541       4,872       3,442       3,751      29,606
   Future income taxes . . . . .        6,837       1,828       1,371       2,217      12,253
   Future net cash flows . . . .       18,756       3,086       1,761       3,141      26,744
   Ten percent annual discount .       10,829       1,459         695       1,091      14,074
   Discounted net cash flows . .   $    7,927 $     1,627   $   1,066 $     2,050 $    12,670


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

   Statement of Changes in Standardized Measure of Discounted Future Net Cash Flows

        The following table details the changes in the standardized measure of discounted future net cash flows for the three years ended December 31, 1994:

                                                          1994      1993      1992
                                                            (millions of dollars)

   Balance at January 1  . . . . . . . . . . . . . . .  $10,044  $12,670  $  11,830
   Changes resulting from:
     Sales and transfers of oil and gas produced, net
     of production costs . . . . . . . . . . . . . . .   (3,765)  (3,965)    (4,204)
     Net changes in prices, and development and
     production costs  . . . . . . . . . . . . . . . .    1,059   (3,966)     1,872
     Current-year expenditures for development . . . .    1,499    1,594      1,318
     Extensions, discoveries, and improved recovery,
     less related costs  . . . . . . . . . . . . . . .    1,128      758        593
     Sales of reserves in place  . . . . . . . . . . .      (45)    (235)      (332)
     Revisions of previous quantity estimates  . . . .      303      488       (182)
     Accretion of discount . . . . . . . . . . . . . .    1,331    1,798      1,702
     Net change in income taxes  . . . . . . . . . . .     (253)   1,861       (178)
     Other . . . . . . . . . . . . . . . . . . . . . .     (310)    (959)       251
   Balance at December 31  . . . . . . . . . . . . . .  $10,991  $10,044  $  12,670

   Certain data for 1993 have been reclassified.

        The price of crude oil has fluctuated over the past several years, and price changes have had significant effects on the computed future cash flows over the period shown. Because the price of crude oil is likely to remain volatile in the future, price changes can be expected to continue to significantly affect the standardized measure of future net cash flows.

   Estimated Proved Reserves

        Net proved reserves of crude oil (including condensate), natural gas liquids ("NGL") and natural gas at the beginning and end of 1994, 1993 and 1992, with the detail of changes during those years, are presented below. Reported quantities include reserves in which the Corporation holds an economic interest under production-sharing and other types of operating agreements with foreign governments. The estimates were prepared by Corporation engineers and are based on current technology and economic conditions. The Corporation considers such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of proved production. These estimates include only those amounts considered to be proved reserves and do not include additional amounts that may result from extensions of currently proved areas, or amounts that may result from new discoveries in the future, or from application of secondary or tertiary recovery processes not yet determined to be commercial. Proved developed reserves are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

                           Crude Oil and NGL Reserves

                               United
                               States         Canada        Europe    Other    Worldwide
                                                                      Crude
                            Crude           Crude        Crude         Oil,   Crude
   (millions of barrels)     Oil    NGL      Oil    NGL   Oil    NGL   NGL     Oil    NGL
   Proved reserves:
   December 31, 1991 . .      960   471      267    55    171    14    508   1,898    548
     Revisions of
     previous estimates       (15)   11       14    (1)    23    (1)    (6)     16      9
     Improved recovery
     applications  . . .        2    --        3    --      8     1      2      15      1
     Extensions,
     discoveries and
     other additions . .        2     2        1    --      3    --     22      26      4
     Purchases of
     reserves in place .        3    --       43     6     --    --     --      46      6
     Sales of reserves in
     place . . . . . . .       (3)   --      (53)   (9)    (1)   --     (2)    (59)    (9)
     Production  . . . .      (84)  (23)(*)  (29)   (4)   (19)   (1)   (91)   (221)   (30)
   December 31, 1992 . .      865   461      246    47    185    13    433   1,721    529
     Revisions of
     previous estimates        14     3        8     1      6     1     35      63      5
     Improved recovery
     applications  . . .        6     2        1    --     14     1     34      55      3
     Extensions,
     discoveries and
     other additions . .        5     2       19     1      4    --     77     103      5
     Purchases of
     reserves in place .        1     1       12     2     --    --      2      14      4
     Sales of reserves in
     place . . . . . . .       (3)   (1)     (35)   (4)    --    --     --     (38)    (5)
     Production  . . . .      (75)  (25)(*)  (26)   (5)   (18)   --    (87)   (204)   (32)
   December 31, 1993 . .      813   443      225    42    191    15    494   1,714    509
     Revisions of
     previous estimates       (20)   18       (2)    2      7    (1)    27      13     18
     Improved recovery
     applications  . . .       16     3        6    --      4    --     30      56      3
     Extensions,
     discoveries and
     other additions . .       48     6       36     2      6     2     49     139     10
     Purchases of
     reserves in place .        5    --        4    --     --    --     --       9     --
     Sales of reserves in
     place . . . . . . .       (5)   (1)      (3)   --     (7)   (1)   (22)    (37)    (2)

     Production  . . . .      (71)  (22)(*)  (21)   (5)   (24)   (1)   (83)   (198)   (29)
   December 31, 1994 . .      786   447      245    41    177    14    495   1,696    509
   Proved developed
   reserves:
   December 31, 1991 . .      930   423      252    50    114    11    434   1,723    491
   December 31, 1992 . .      839   413      236    43    123     9    384   1,574    473
   December 31, 1993 . .      789   396      205    39    154    12    381   1,521    455
   December 31, 1994 . .      727   404      198    38    150    10    387   1,455    459

                                           Natural Gas Reserves

                                            United
   (billions of cubic feet)                 States    Canada    Europe    Other   Worldwide

   Proved reserves:
   December 31, 1991 . . . . . . . . . .    11,649      4,269    1,156    1,626     18,700

     Revisions of previous estimates . .       506         (8)      77      (15)       560
     Improved recovery applications  . .        --         --        6       --          6
     Extensions, discoveries and other
     additions . . . . . . . . . . . . .       354        134        7       46        541
     Purchases of reserves in place  . .         2        377      131       --        510
     Sales of reserves in place  . . . .       (50)      (965)     (36)      --     (1,051)
     Production  . . . . . . . . . . . .      (845)      (288)     (98)    (183)    (1,414)
   December 31, 1992 . . . . . . . . . .    11,616      3,519    1,243    1,474     17,852

     Revisions of previous estimates . .       812        (25)      81       68        936
     Improved recovery applications  . .         1         --        6       --          7
     Extensions, discoveries and other
     additions . . . . . . . . . . . . .       160        112       22      247        541
     Purchases of reserves in place  . .        76         86        9       52        223
     Sales of reserves in place  . . . .       (31)      (391)      --       --       (422)
     Production  . . . . . . . . . . . .      (867)      (332)     (95)    (193)    (1,487)
   December 31, 1993 . . . . . . . . . .    11,767      2,969    1,266    1,648     17,650

     Revisions of previous estimates . .       220         91       14      159        484
     Improved recovery applications  . .         1          1        2       --          4
     Extensions, discoveries and other
     additions . . . . . . . . . . . . .       555        288      236      778      1,857
     Purchases of reserves in place  . .       117          7       --       --        124
     Sales of reserves in place  . . . .       (39)       (45)      (9)      --        (93)
     Production  . . . . . . . . . . . .      (893)      (289)    (121)    (202)    (1,505)
   December 31, 1994 . . . . . . . . . .    11,728      3,022    1,388    2,383     18,521

   Proved developed reserves:
   December 31, 1991 . . . . . . . . . .    10,892      3,507      621      606     15,626
   December 31, 1992 . . . . . . . . . .    10,876      2,916      645      454     14,891
   December 31, 1993 . . . . . . . . . .    11,019      2,556    1,062      618     15,255
   December 31, 1994 . . . . . . . . . .    10,829      2,643    1,028    1,038     15,538

   *Excludes non-leasehold NGL production attributable to processing plant ownership of approximately 10 million barrels for each of 1992, 1993 and 1994.

   Capitalized Costs

        The following table summarizes capitalized costs for oil and gas exploration and production activities, and the related accumulated depreciation, depletion and amortization.

                                        United
   (millions of dollars)                States  Canada   Europe   Other      Worldwide

   December 31, 1994
   Unproved properties:
     Gross assets  . . . . . . . . .   $    365 $    224 $     114 $     170 $   873
     Accumulated amortization  . . .        113       91        12        --     216
       Net assets  . . . . . . . . .        252      133       102       170     657
   Proved properties:
     Gross assets  . . . . . . . . .     14,574    3,906     2,804     6,029  27,313
     Accumulated depreciation,
     depletion, etc. . . . . . . . .      8,168    2,076     1,443     4,781  16,468
       Net assets  . . . . . . . . .      6,406    1,830     1,361     1,248  10,845
   Support equipment and facilities:
     Gross assets  . . . . . . . . .        620       75       106       343   1,144
     Accumulated depreciation  . . .        321       32        64       235     652
       Net assets  . . . . . . . . .        299       43        42       108     492
   Net capitalized costs . . . . . .   $  6,957 $  2,006 $   1,505 $   1,526 $11,994
   December 31, 1993
   Unproved properties:
     Gross assets  . . . . . . . . .   $    320 $    120  $    163  $     96  $  699
     Accumulated amortization  . . .        133       61        --        --     194
       Net assets  . . . . . . . . .        187      59       163        96      505
   Proved properties:
     Gross assets  . . . . . . . . .     14,099   3,736     2,515     5,796   26,146
     Accumulated depreciation,
     depletion, etc. . . . . . . . .      7,699   1,896     1,230     4,463   15,288
       Net assets  . . . . . . . . .      6,400   1,840     1,285     1,333   10,858
   Support equipment and facilities:
     Gross assets  . . . . . . . . .        638      74       118       364    1,194
     Accumulated depreciation  . . .        290      28        63       233      614
       Net assets  . . . . . . . . .        348      46        55       131      580
   Net capitalized costs . . . . . .   $  6,935 $ 1,945  $  1,503  $  1,560  $11,943

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

                                  United
   (millions of dollars)          States      Canada     Europe       Other      Worldwide

   1994
   Property acquisition:
     Proved  . . . . . . . .     $      52    $    11    $      9     $      1    $      73
     Unproved  . . . . . . .            50         51           3            2          106
   Exploration . . . . . . .           245        116         185          291          837
   Development . . . . . . .           614        246         193          446        1,499
        Total  . . . . . . .     $     961    $   424    $    390     $    740    $   2,515

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

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


                                    Part III


   Item 10.  Directors and Executive Officers of the Registrant

        The information required by this item with respect to directors is incorporated by reference to pages 3-10 of Amoco's Proxy Statement dated March 13, 1995. Also, see heading "Executive Officers of the Registrant" on page 19 of this Form 10-K.

   Item 11.  Executive Compensation

        The information required by this item is incorporated by reference to pages 11-19 of Amoco's Proxy Statement dated March 13, 1995. Information related to the Board Compensation and Organization Committee Report on Executive Compensation and the Cumulative Total Shareholder Return Five-Year Comparison graph are identified separately therein and are not incorporated herein.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to pages 3, 10, 13 and 14 of Amoco's Proxy Statement dated March 13, 1995.

   Item 13.  Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to page 10 of Amoco's Proxy Statement dated March 13, 1995.



                                     Part IV


   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)  1. and 2.  Financial Statements and Schedules

             See Index to Financial Statements and Supplemental Information on page 36.

        Schedules not included in this Form 10-K have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

             3.  Exhibits

             See Index to Exhibits on page 84.

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 21st day of March, 1995.

                                                    AMOCO CORPORATION
                                                       (Registrant)


                                                       JOHN L. CARL
                                                       John L. Carl
                                                 Executive Vice President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 1995.

                Signatures                                       Titles


                                           Chairman of the Board, President,
    H. LAURANCE FULLER *                      and Director
    H. Laurance Fuller                     (Principal Executive Officer)


                                           Executive Vice President and Chief
    JOHN L. CARL*                            Financial Officer
    John L. Carl                           (Principal Financial Officer)


    J. R. REID                             Vice President and Controller
    J. R. Reid                             (Principal Accounting Officer)


    L. D. THOMAS*                          Vice Chairman and Director
    L. D. Thomas


    PATRICK J. EARLY*                      Vice Chairman and Director
    Patrick J. Early


    DONALD R. BEALL*                       Director
    Donald R. Beall

                Signatures                           Titles

    RUTH BLOCK*                           Director
    Ruth Block


    JOHN H. BRYAN*
    John H. Bryan                         Director


    ERROLL B. DAVIS, JR.*                 Director
    Erroll B. Davis, Jr.


    RICHARD FERRIS*                       Director
    Richard Ferris


    F. A. MALJERS*                        Director
    F. A. Maljers*


    ROBERT H. MALOTT*                     Director
    Robert H. Malott


    W. E. MASSEY*                         Director
    W. E. Massey


    MARTHA R. SEGER*                      Director
    Martha R. Seger


    MICHAEL WILSON*
    Michael Wilson                        Director


    RICHARD D. WOOD*                      Director
    Richard D. Wood


    *By
    JOHN L. CARL                          Individually and as Attorney-in-Fact
    John L. Carl

                                                                SCHEDULE VIII

                                AMOCO CORPORATION




                      VALUATION AND QUALIFYING ACCOUNTS(1)

                         For the Year Ended December 31,
                              (millions of dollars)

                                                        Additions

                                         Balance     Charged
                                           at        to costs    Charged                Balance
               Description              beginning      and       to other   Deductions   at end
                                         of year     expenses    accounts      (2)      of year
   1994
   Allowance for doubtful notes
   and accounts receivable . . . . .         $ 65       $ 27      $ --        $ 69      $ 23

   1993
   Allowance for doubtful notes
   and accounts receivable . . . . .           87         26        --          48        65

   1992
   Allowance for doubtful notes
   and accounts receivable . . . . .          101         70        --          84        87




   (1) Reserves were deducted from the assets to which they apply in the Consolidated Statement of Financial Position.

   (2)  Accounts written off less recoveries and other adjustments.

                                AMOCO CORPORATION

                                INDEX TO EXHIBITS

                                                                             Sequentially
    Exhibit                                                                    Numbered
    Number                               Exhibit                                 Page
    3(a)     --The Amended Articles of Incorporation of the registrant are incorporated herein by reference to Exhibit 3(a) to the
             registrants's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1985.                                         --

    3(b) --By-laws of the registrant as amended December 20, 1994, included herein.

    4        --The registrant will provide to the Securities and Exchange
             Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant
             and its consolidated subsidiaries.                                    --

    9        --None.                                                               --

    10(a)    --The 1981 Management Incentive Program of Amoco
             Corporation and its Participating Subsidiaries, as amended through November 29, 1983, is incorporated herein by
             reference to Exhibit 10(a) to the registrant's Annual Report
             on Form 10-K for the year ended December 31, 1983.                    --

    10(b)    --Omitted.                                                            --

    10(c)    --The 1986 Management Incentive Program of Amoco Corporation
             and its Participating Subsidiaries, as amended through
             April 25, 1989, is incorporated herein by reference to Exhibit
             10(c) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1989.  Amendments to the 1986
             Management Incentive Program are incorporated herein by
             reference to pages 9-16 of Amoco's Proxy Statement dated
             March 15, 1991.                                                       --

    10(d)    --Amendments to the 1981 Management Incentive Program
             are incorporated herein by reference to pages 22-37 of
             Amoco's Proxy Statement dated March 14, 1986.                         --

    10(e)    --The 1991 Incentive Program of Amoco Corporation and
             its Participating Subsidiaries is incorporated herein by
             reference to Exhibit 10(e) to the registrant's Annual Report
             on Form 10-K for the year ended December 31, 1991.                    --

    10(f)    --Restricted Stock Plan for Non-Employee Directors and Retainer
             Stock Plan for Non-Employee Directors are incorporated herein by reference to pages 20 through 26 of the registrant's Proxy
             Statement dated March 16, 1989.                                       --




                                                                              Sequentially
Exhibit                                                                         Numbered
Number                               Exhibit                                      Page

    10(g)    --Amoco Employee Savings Plan as amended and restated,
             effective November 29, 1994, is incorporated herein by
             reference to Exhibit 10(g) to the registrant's Form S-8
             Registration Statement filed March 14, 1995 (No. 33-58063).           --

    10(h) --Deferral and Restoration Plans not included herein are incorporated by reference to Exhibit 10(h) to the registrant's
             Annual Report on Forms 10-K for the years ended December 31,
             1992 and 1993.
               --Amoco Performance Share Restoration Plan;
               --Deferral Savings Restoration Plan of Amoco Corporation and
                 Participating Companies;
               --ERISA Savings Restoration Plan of Amoco Corporation and
                 Participating Companies;
               --Amoco Corporation Deferred Directors Fee Plan;
               --Bonus Deferral Plan for 1991 Incentive Program and Form of
                 Bonus Deferral Election;
               --Performance Unit Deferral Plan and Form of Performance Unit
                 Plan Payout Deferral Election;
               --ERISA Retirement Restoration Plan of Amoco Corporation and
                 Participating Companies; and
               --Deferral Retirement Restoration Plan of Amoco Corporation
                 and Participating Companies.

    11       --None required.                                                      --

    12       --Statement Setting Forth Computation of Ratio of Earnings to
               Fixed Charges for the five years ended December 31, 1994.

    13       --None.                                                               --

    16       --None.                                                               --

    18       --None.                                                               --

    21       --Subsidiaries of the registrant.

    22       --None.                                                               --

    23       --Consent of Price Waterhouse.

    24       --Powers of Attorney are incorporated herein by reference to
             Exhibit 24 to the registrant's Form S-8 Registration Statement
             filed March 14, 1995 (No. 33-58063).                                  --

    27       --Financial Data Schedule for the year ended December 31, 1994.

    28       --None.                                                               --