Form 10-Q
period 1995-03-31
AMOCO CORP
filed 1995-05-12
CIK 93397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995 or

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

   Number of shares outstanding as of March 31, 1995--496,464,913.





                                         1.

                         PART I--FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Consolidated Statement of Income
   (millions of dollars)
                                                 Three Months
                                                     Ended
                                                   March 31,
                                                 1995     1994
   Revenues:
     Sales and other operating revenues        $ 6,620  $ 5,861
     Consumer excise taxes.............            808      799
     Other income......................            136      105
         Total revenues................          7,564    6,765

   Costs and Expenses:
     Purchased crude oil, natural gas,
       petroleum products and
       merchandise.....................          3,498    2,897
     Operating expenses................          1,121    1,130
     Petroleum exploration expenses,
       including exploratory dry holes.            115      114
     Selling and administrative expenses           471      466
     Taxes other than income taxes.....          1,002      991
     Depreciation, depletion, amorti-
       zation, and retirements and
       abandonments....................            534      539
     Interest expense..................             86       71
         Total costs and expenses......          6,827    6,208

   Income before income taxes..........            737      557

   Income taxes........................            214      159

   Net income..........................        $   523  $   398

   Weighted average number of shares
     of common stock outstanding (in
     thousands)........................        496,379  496,445

   Per Share Data (Based on weighted
     average shares outstanding):

   Net income..........................        $  1.05  $   .80

   Cash dividends per share............        $   .60  $   .55






                                         2.

   Consolidated Statement of Financial Position
   (millions of dollars)
                                                      March 31,     Dec. 31,
                                                         1995         1994
                          ASSETS
   Current Assets:
     Cash............................................. $   140      $   166
     Marketable securities--at cost (all corporate,
       except $162 on March 31, 1995, and $355
       on December 31, 1994, which represent
       state and municipal securities)................   1,684        1,623
     Accounts and notes receivable (less allowances
       of $23 at March 31, 1995, and $23 at
       December 31, 1994).............................   2,853        3,180
     Inventories
       Crude oil and products.........................     731          748
       Materials and supplies.........................     297          294
     Prepaid expenses and income taxes................     650          631
       Total current assets...........................   6,355        6,642
   Investments and Other Assets:
     Investments and related advances.................     531          470
     Long-term receivables and other assets...........     729          661
                                                         1,260        1,131
   Properties--at cost, less accumulated
     depreciation, depletion and amortization of
     $24,849 at March 31, 1995, and $24,906
     at December 31, 1994 (The successful efforts
     method of accounting is followed for costs
     incurred in oil and gas producing activities)....  21,461       21,543
       Total assets................................... $29,076      $29,316

          LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Current portion of long-term obligations......... $   171      $    24
     Short-term obligations...........................     320          224
     Accounts payable.................................   2,437        2,759
     Accrued liabilities..............................   1,038        1,162
     Taxes payable (including income taxes)...........     689          855
       Total current liabilities......................   4,655        5,024

   Long-Term Debt.....................................   4,220        4,387

   Deferred Credits and Other Non-Current Liabilities:
     Income taxes.....................................   3,022        2,961
     Other............................................   2,533        2,547
                                                         5,555        5,508
   Minority Interest..................................      15           15

   Shareholders' Equity:
     Common stock (authorized 800,000,000 shares;
       issued and outstanding at March 31, 1995,
       --496,464,913 shares; December 31, 1994
       --496,393,067 shares)..........................   2,165        2,166
     Earnings retained and invested in the business...  12,447       12,223
     Foreign currency translation adjustment..........      19           (7)
                                                        14,631       14,382
       Total liabilities and shareholders' equity..... $29,076      $29,316
                                         3.

   Consolidated Statement of Cash Flows
   (millions of dollars)

                                                          Three Months Ended
                                                               March 31,
                                                            1995      1994

   Cash Flows From Operating Activities:
     Net income.........................................  $   523   $   398
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation, depletion, amortization, and
         retirements and abandonments...................      534       539
       (Increase) decrease in receivables...............      285        (4)
       Decrease in inventories..........................        9       112
       Decrease in payables and accrued
         liabilities....................................     (609)     (300)
       Deferred taxes and other items...................      (57)      (28)
         Net cash provided by operating activities......      685       717



   Cash Flows From Investing Activities:
     Capital expenditures...............................     (527)     (504)
     Proceeds from dispositions of properties
       and other assets.................................      142        68
     New investments, advances and business
       acquisitions.....................................      (23)      (11)
     Proceeds from sales of investments.................        -       175
     Other..............................................       (8)        2
         Net cash used in investing activities..........     (416)     (270)



   Cash Flows From Financing Activities:
     New long-term obligations..........................       62        25
     Repayment of long-term obligations.................      (91)      (16)
     Cash dividends paid................................     (298)     (273)
     Issuances of common stock..........................       57         4
     Acquisitions of common stock.......................      (60)        -
     Increase (decrease) in short-term obligations......       96      (266)
         Net cash used in financing activities..........     (234)     (526)

   Increase (decrease) in Cash and Marketable Securities       35       (79)
   Cash and Marketable Securities-Beginning of Period...    1,789     1,217
   Cash and Marketable Securities-End of Period.........  $ 1,824   $ 1,138











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

   Item 2. Management's Discussion and Analysis

   Results of Operations

   Net income for the first three months of 1995 amounted to $523 million, or $1.05 per share. This was 31 percent higher than first-quarter 1994 earnings of $398 million, or $.80 per share. The increase in earnings reflects strong chemical earnings, resulting from higher volumes and margins in major product lines, higher exploration and production earnings and lower corporate and other operations expenses. Offsetting were lower petroleum products earnings, primarily attributable to lower refined product margins.

   For the 12 months ended March 31, 1995, return on average shareholders' equity was 13.5 percent compared with 14.9 percent for the 12 months ended March 31, 1994. Return on average capital employed was 10.8 percent for the 12-month period ended March 31, 1995, compared with 11.5 percent for the corresponding prior-year period.

   Sales and other operating revenues totaled $6.6 billion for the first three months of 1995, 13 percent higher than the $5.9 billion reported in the corresponding 1994 period. Chemical revenues increased 43 percent resulting from improved volumes and prices for major product lines. Crude oil and refined products revenues increased 23 percent and 11 percent, respectively, primarily reflecting higher prices. Partly offsetting was a decrease in natural gas revenues of 20 percent, due to lower prices.

   Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3.5 billion for the first three months of 1995, 21 percent higher than 1994's first three months, primarily attributable to higher crude oil and refined product purchase prices and volumes, and increased chemical purchases.

   Operating expenses totaled $1.1 billion for the first three months of 1995, slightly below the corresponding 1994 period, primarily reflecting lower oil and gas production costs offset by increased activity in chemical operations. Selling and administrative expenses of $471 million for the first three months of 1995 were essentially level with the 1994

                                         5.
   first quarter primarily reflecting cost savings from restructuring offset by lower foreign currency gains.

   Interest expense was $86 million for the first three months of 1995, compared with $71 million for the comparable 1994 period.

   Results by Industry Segment

   Amoco has changed the reporting segments to align with its organizational structure which includes three sectors: exploration and production, petroleum products and chemicals. Segment earnings for 1994 have been restated to conform to the new basis.


                                         Three Months
   (millions of dollars)                 1995      1994
   Exploration and Production
     United States...................  $  175    $  201
     Canada..........................      46        83
     Overseas........................      87         3
     Subtotal........................     308       287
   Petroleum Products................      19        83
   Chemicals.........................     233        88
   Corporate and Other Operations*...     (37)      (60)
     Net Income                        $  523    $  398


   * Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities.


   Exploration and Production - U.S.

   U.S. exploration and production ("E&P") earnings of $175 million were 13 percent below restated prior-year earnings of $201 million. The decrease mainly resulted from lower natural gas prices. Partly offsetting were higher crude oil prices. Amoco's U.S. natural gas prices averaged about $1.40 per thousand cubic feet ("mcf"), $.60 per mcf below the first quarter of 1994. Average crude oil prices were up about $3.70 per barrel and averaged almost $16 per barrel for the quarter. Natural gas production of 2,430 million cubic feet per day was slightly higher than a year ago, while crude oil and natural gas liquids ("NGL") production of 290,000 barrels per day was essentially level with production from last year's first quarter.


   Exploration and Production - Canada

   Canadian  earnings, which  include supply  and marketing  of NGL,  for the

                                         6.
   first quarter of 1995 were $46 million compared with last year's restated first-quarter earnings of $83 million. The 1994 results included favorable currency effects of about $24 million. The decrease in earnings also reflects lower natural gas prices and lower production volumes. Partly offsetting were higher crude oil prices and NGL margins.

   Natural gas production averaged 792 million cubic feet per day in the first quarter of 1995, 9 percent below the comparable 1994 period due to lower demand. Crude oil and NGL production averaged 71,000 barrels per
   day,   down  8  percent   due  to  normal  field   declines  and  property
   dispositions.


   Exploration and Production - Overseas

   Overseas E&P earnings were $87 million in the first quarter of 1995, significantly higher than the restated 1994 first-quarter earnings of $3 million. The improved performance reflects higher crude oil prices and a gain of $18 million related to the divestment of Amoco's Congo operations. Lower operating costs and exploration expenses also contributed to the increase in earnings. Partly offsetting were adverse currency effects of $12 million.

   Crude oil and NGL production decreased 4 percent to 300,000 barrels per day while natural gas production was down 5 percent to 986 million cubic feet per day.

   Petroleum Products

   Petroleum products operations earned $19 million during the first three months of 1995. This compared with restated earnings of $83 million for the comparable 1994 period. Contributing to the decline were lower U.S. refined product margins for Amoco, which averaged about 5 cents per gallon below the 1994 period, in part reflecting warmer than normal winter weather, higher crude oil costs and a very competitive marketplace.

   For the three months of 1995, U.S. refined product sales averaged 1,092 thousand barrels per day, essentially level with the corresponding 1994 period.

   Chemicals

   Chemical earnings of $233 million for the first quarter of 1995 compared with restated earnings of $88 million in the first quarter of a year ago. Earnings were favorably affected by strong volumes and margins, particularly for olefins, polymers and purified terephthalic acid ("PTA"), and successful cost control measures. Worldwide olefins and PTA volumes for the first three months of 1995 increased 7 and 12 percent, respectively, over the comparable 1994 period.



                                      7.
   Corporate and Other Operations

   Corporate and other operations, which include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities, reported net expenses of $37 million in the first quarter of 1995. This compared with restated net expenses of $60 million for these activities in the corresponding 1994 period. The improvement in corporate and other operations in the first quarter of 1995 reflects cost savings from restructuring efforts, favorable currency effects and lower costs associated with technology and other activities.

   Outlook

   The Corporation and the oil industry will continue to be affected by the price volatility of crude oil and natural gas. Also affecting chemical and petroleum products activities are crude oil prices and the overall industry product supply and demand balance. Amoco's future performance is expected to be impacted by its new organizational structure and associated savings, ongoing cost reduction programs, the divestment of marginal properties and underperforming assets, application of new technologies and new governmental regulation. Amoco's exploration efforts will continue to target those areas that offer the most potential. Amoco will also pursue areas that capitalize on its natural gas resources, and continue to develop its international chemical business.

   Restructuring

   In July 1994, Amoco announced that the organizational structure of the Corporation was being changed into 17 business groups with a shared services organization providing support services. In conjunction with the restructuring, an after-tax charge of $256 million was accrued in the second quarter of 1994. Selling and administrative expenses for that period included charges of $225 million ($146 million after-tax) related to employee-termination costs associated with the severance of approximately 3,800 employees expected to occur by year-end 1995. Since July of last year, charges against the accrual totaled $115 million ($75 million after-tax). As of March 31, 1995, the accrual balance associated with restructuring was $110 million ($71 million after-tax), which was considered adequate for all future severances and other related activities to which the Corporation has committed. First-quarter 1995 earnings reflected before-tax savings of approximately $100 million in employment costs and other costs resulting from the Corporation's restructuring effort.

   The second-quarter 1994 accrual also included charges in operating expenses of $169 million ($110 million after-tax) related to a reduction in carrying value of assets that will be divested. Disposition of these assets, including a hazardous-waste incineration facility, will not have a material effect on revenues, depreciation or income.

   Additional restructuring costs totaling approximately $200 million after-tax are expected to be incurred through 1996, representing costs for system redesign, relocations, work force consolidation and development of

                                         8.
   new processes in support of the restructuring. Costs incurred, primarily for system development and redesign, totaled $17 million after-tax in the first quarter of 1995.

   Liquidity and Capital Resources

   Cash flows from operating activities for the first three months of 1995 amounted to $685 million compared with $717 million in the prior-year period. Working capital of $1,700 million at March 31, 1995, increased $82 million from $1,618 million at December 31, 1994. As a result, the Corporation's current ratio increased to 1.37 to 1 at March 31, 1995, from
   1.32 to 1 at year-end 1994. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational capability or flexibility since the Corporation has ready access to both short-term and long-term debt markets.

   Amoco  announced on April 25, 1995, that it  is planning to purchase up to
   8.9 million shares of its common stock in excess of amounts needed for benefit plan purposes.

   Amoco's debt totaled $4.7 billion at March 31, 1995, compared with $4.6 billion at year-end 1994. Debt as a percent of debt-plus-equity was 24.3 percent at March 31, 1995 and at year-end 1994.

   Amoco Corporation  guarantees the  outstanding public debt  obligations of
   Amoco Company. Amoco Corporation and Amoco Company guarantee the outstanding public notes and debentures of Amoco Canada Petroleum Company Ltd. ("Amoco Canada"), except for the 7 3/8 percent Subordinated Exchangeable Debentures ("SEDs"), due September 1, 2013. The SEDs, which may be redeemed by Amoco Canada after September 1, 1995, are convertible into Amoco Corporation common stock until redemption or retirement. Approximately 8.9 million shares of Amoco Corporation common stock would be issued if all the SEDs were converted into stock. At March 31, 1995, the balance of the SEDs totaled $458 million.

   The Corporation believes its strong financial position will permit the financing of business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At March 31, 1995, bank lines of credit available to support commercial paper borrowings amounted to $490 million, all of which were supported by commitment fees. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

   Cash dividends paid in the first quarter of 1995 totaled $298 million. The quarterly dividend was raised to 60 cents per share in January 1995, an increase of 5 cents per share, or 9 percent, over the previous rate.

   Capital  and exploration expenditures  for the first three  months of 1995

                                         9.
   totaled $642 million compared with $618 million for the comparable 1994 period. Amoco previously announced a full-year capital and exploration expenditure budget of $4.2 billion for 1995. Capital and exploration spending for the year 1994 totaled $3.2 billion.

   The Corporation has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to various oil and gas operations, refining and marketing sites and chemical locations, including multiparty sites at which Amoco and certain of its subsidiaries have been identified as potentially responsible parties by the U.S. Environmental Protection Agency. Such estimated costs will be refined over time as remedial requirements and regulations become better defined. However, any additional environmental costs cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology, regulatory changes and other factors. Although future costs could have a significant effect on the results of operations in any one period, they are not expected to be material in relation to Amoco's liquidity or consolidated financial position. In total, the accrued liability represents a reasonable best estimate of Amoco's remediation liability.

                            PART II--OTHER INFORMATION

   Item 1.  Legal Proceedings
   Reference is made to the description of legal proceedings in Part I, Item 3 of the Corporation's 1994 Annual Report on Form 10-K.

   With  respect to  the contest  of the  Internal Revenue  Service statutory
   Notice of  Deficiency, trial  on the  matter was held  in April  1995.   A
   decision is not expected until 1996.

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

   Item 2.  Changes in Securities
   Not applicable.


                                         10.

   Item 3.  Defaults upon Senior Securities
   Not applicable.

   Item 4.  Submission of Matters to a Vote of Security Holders
   (a)  The Annual Meeting of Shareholders was held on April 25, 1995.

   (b)  Not applicable

   (c) Four persons nominated by the Board of Directors were elected directors. Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees listed in the proxy statement. Results of the election were as follows:
   Ruth S. Block, shares for 405,218,116, shares withheld 5,444,987; John H. Bryan, shares for 405,517,404, shares withheld 5,145,699; Walter E. Massey, shares for 405,269,950, shares withheld 5,393,153; and Michael H. Wilson, shares for 405,557,096, shares withheld 5,106,007. Abstentions for the nominees as a group totaled 5,388,932. Results of the concurrence in the appointment of Price Waterhouse LLP to serve as independent accountants for Amoco and its subsidiaries for the fiscal year 1995 were as follows: shares for 405,997,796, shares against 3,312,128 and abstentions 1,353,179.

   (d)  Not applicable



























                                         11.

   Item 5.  Other Information
       Shown below is summarized financial information as to the assets, liabilities and results of operations of Amoco's wholly owned subsidiary, Amoco Company.

                                                 Three Months Ended
                                                      March 31,
                                                  1995        1994
                                               (millions of dollars)
       Total revenues (including
         excise taxes).......................   $ 6,739     $ 6,136
       Operating profit......................   $   679     $   509
       Net income............................   $   446     $   377

                                               March 31,    Dec. 31,
                                                  1995        1994
                                               (millions of dollars)
       Current assets........................   $ 5,389     $ 5,399
       Total assets..........................   $25,269     $24,549
       Current liabilities...................   $ 3,668     $ 4,142
       Long-term debt........................   $ 6,843     $ 6,190
       Deferred credits......................   $ 4,652     $ 4,584
       Minority interest.....................   $     6     $     5
       Shareholder's equity..................   $10,100     $ 9,628



      Amoco Argentina Oil Company ("Amoco Argentina") is a wholly-owned subsidiary of Amoco International Petroleum Company, which is an indirect wholly-owned subsidiary of Amoco. Summarized financial data for Amoco Argentina are presented below.

                                                 Three Months Ended
                                                      March 31,
                                                  1995        1994
                                               (millions of dollars)
       Revenues..............................   $    61     $    42
       Net income............................   $    24     $    18

                                               March 31,   Dec. 31,
                                                  1995        1994
                                               (millions of dollars)
       Current assets........................   $   108     $    97
       Total assets..........................   $   379     $   349
       Current liabilities...................   $    58     $    58
       Non-current liabilities...............   $   106     $   100
       Shareholder's equity..................   $   215     $   191





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

        27    Financial Data Schedule.

   (b) Current reports on Form 8-K dated April 5, 1995 and April 13, 1995, were filed. The filing of April 5, 1995, was made to include summarized financial data for Amoco Argentina Oil Company in Note 22 of the Consolidated Financial
        Statements.

        The filing of April 13, 1995, announced that the basis upon which operations are grouped for the purpose of business segment reporting had been changed to align with Amoco's organizational structure. Restated segment earnings for the years 1994, 1993, and 1992 and earnings by quarter for 1994 and 1993 were included.

























                                         13.

                                   Signature

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Amoco Corporation
                                                 (Registrant)
   Date: May 12, 1995



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