Form 10-Q
period 1995-06-30
AMOCO CORP
filed 1995-08-11
CIK 93397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1995 or

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

  Number of shares outstanding as of June 30, 1995--490,931,344.







                                        1.

                         PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Consolidated Statement of Income
  (millions of dollars)
                                          Three Months        Six Months
                                              Ended             Ended
                                             June 30,          June 30,
                                          1995     1994     1995     1994
  Revenues:
    Sales and other operating revenues  $ 6,814  $ 6,596  $13,434  $12,457
    Consumer excise taxes.............      835      871    1,643    1,670
    Other income......................       64      568      200      673
        Total revenues................    7,713    8,035   15,277   14,800

  Costs and Expenses:
    Purchased crude oil, natural gas,
      petroleum products and
      merchandise.....................    3,589    3,482    7,087    6,379
    Operating expenses................    1,103    1,260    2,224    2,390
    Petroleum exploration expenses,
      including exploratory dry holes.      116      163      231      277
    Selling and administrative expenses     542      695    1,013    1,161
    Taxes other than income taxes.....    1,009    1,077    2,011    2,068
    Depreciation, depletion, amorti-
      zation, and retirements and
      abandonments....................      524      575    1,058    1,114
    Interest expense..................       89       64      175      135
        Total costs and expenses......    6,972    7,316   13,799   13,524

  Income before income taxes..........      741      719    1,478    1,276

  Income taxes........................      208      309      422      468

  Net income..........................  $   533  $   410  $ 1,056  $   808

  Weighted average number of shares
    of common stock outstanding (in
    thousands)........................  494,795  496,650  495,587  496,548

  Per Share Data (Based on weighted
    average shares outstanding):

  Net income..........................  $  1.08  $   .83  $  2.13  $  1.63

  Cash dividends per share............  $   .60  $   .55  $  1.20  $  1.10






                                        2.

  Consolidated Statement of Financial Position
  (millions of dollars)
                                                      June 30,     Dec. 31,
                                                        1995         1994
                         ASSETS
  Current Assets:
    Cash............................................. $   133      $   166
    Marketable securities--at cost (all corporate,
      except $355 on December 31, 1994, which
      represent state and municipal securities)......     867        1,623
    Accounts and notes receivable (less allowances
      of $22 at June 30, 1995, and $23 at
      December 31, 1994).............................   3,080        3,180
    Inventories
      Crude oil and products.........................     831          748
      Materials and supplies.........................     306          294
    Prepaid expenses and income taxes................     617          631
      Total current assets...........................   5,834        6,642
  Investments and Other Assets:
    Investments and related advances.................     687          470
    Long-term receivables and other assets...........     818          661
                                                        1,505        1,131
  Properties--at cost, less accumulated
    depreciation, depletion and amortization of
    $25,301 at June 30, 1995, and $24,906
    at December 31, 1994 (The successful efforts
    method of accounting is followed for costs
    incurred in oil and gas producing activities)....  21,583       21,543
      Total assets................................... $28,922      $29,316

         LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Current portion of long-term obligations......... $   173      $    24
    Short-term obligations...........................     248          224
    Accounts payable.................................   2,421        2,759
    Accrued liabilities..............................   1,016        1,162
    Taxes payable (including income taxes)...........     712          855
      Total current liabilities......................   4,570        5,024

  Long-Term Debt.....................................   4,223        4,387

  Deferred Credits and Other Non-Current Liabilities:
    Income taxes.....................................   3,026        2,961
    Other............................................   2,604        2,547
                                                        5,630        5,508
  Minority Interest..................................      15           15

  Shareholders' Equity:
    Common stock (authorized 800,000,000 shares;
      issued and outstanding at June 30, 1995
      --490,931,344 shares; December 31, 1994
      --496,393,067 shares)..........................   2,140        2,166
    Earnings retained and invested in the business...  12,323       12,223
    Foreign currency translation adjustment..........      21           (7)
                                                       14,484       14,382
      Total liabilities and shareholders' equity..... $28,922      $29,316
                                        3.

  Consolidated Statement of Cash Flows
  (millions of dollars)

                                                          Six Months Ended
                                                              June 30,
                                                           1995      1994

  Cash Flows From Operating Activities:
    Net income.........................................  $ 1,056   $   808
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation, depletion, amortization, and
        retirements and abandonments...................    1,058     1,114
      Decrease (increase) in receivables...............       71      (700)
      (Increase) decrease in inventories...............      (99)       51
      (Decrease) increase in payables and accrued
        liabilities....................................     (493)      287
      Deferred taxes and other items...................      (81)     (170)
        Net cash provided by operating activities......    1,512     1,390



  Cash Flows From Investing Activities:
    Capital expenditures...............................   (1,293)   (1,111)
    Proceeds from dispositions of properties
      and other assets.................................      166        97
    New investments, advances and business
      acquisitions.....................................     (148)       (8)
    Proceeds from sales of investments.................        -       175
    Other..............................................       11         4
        Net cash used in investing activities..........   (1,264)     (843)



  Cash Flows From Financing Activities:
    New long-term obligations..........................       86       104
    Repayment of long-term obligations.................     (113)      (38)
    Cash dividends paid................................     (596)     (546)
    Issuances of common stock..........................       27        13
    Acquisitions of common stock.......................     (465)        -
    Increase (decrease) in short-term obligations......       24      (361)
        Net cash used in financing activities..........   (1,037)     (828)

  Decrease in Cash and Marketable Securities...........     (789)     (281)
  Cash and Marketable Securities-Beginning of Period...    1,789     1,217
  Cash and Marketable Securities-End of Period.........  $ 1,000   $   936







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

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which will require the Corporation to change its method of accounting for the impairment of value of long-lived assets. The Corporation has not fully evaluated the effect of this change in accounting method, but the effect could be material to income in the quarter of adoption. Implementation of SFAS No. 121 will occur no later than the quarter ending March 31, 1996.


  Item 2. Management's Discussion and Analysis

  Results of Operations

  Six Months 1995 vs. Six Months 1994
  Net income for the first six months of 1995 amounted to $1,056 million, or $2.13 per share. Net income for the first six months of 1994 amounted to $808 million, or $1.63 per share. Included in 1994 second-quarter results were after-tax benefits of $270 million relating to final settlements with the Internal Revenue Service ("IRS") involving crude oil excise taxes ("COET") in the 1980s. Also included in 1994 results were restructuring charges of $256 million. Restructuring charges are discussed further on page 13 of this report. Excluding these items, earnings for the first six months of 1994 would have been $794 million, or $1.60 per share.

  On an adjusted basis, earnings for the first six months of 1995 of $1,056 million increased 33 percent over 1994, primarily reflecting higher chemical earnings resulting from both higher volumes and margins across most product lines. Also attributing to the increase was strong exploration and production ("E&P") earnings overseas, primarily reflecting higher crude oil prices and lower exploration and other expenses. Partially offsetting were lower U.S. E&P earnings, reflecting lower natural gas prices, and lower petroleum product results attributable to lower refined product margins and higher refinery maintenance expense.

  Sales and other operating revenues totaled $13.4 billion for the first six months of 1995, 8 percent higher than the $12.5 billion reported in the

                                       5.
  corresponding 1994 period. Chemical revenues increased 40 percent resulting from higher volumes and prices across most product lines. Refined product revenues were 9 percent above the 1994 level, primarily resulting from strengthening U.S. gasoline prices. Natural gas revenues decreased 19 percent, primarily due to lower prices.

  Other income totaled $200 million for the first six month of 1995 as compared to $673 million for the same period for 1994. Included in other income for the first six months of 1994 was the benefit of the COET settlement of approximately $400 million.

  Purchases of crude oil, natural gas, petroleum products and merchandise totaled $7.1 billion for the first six months of 1995, 11 percent higher than 1994's first six months. The increase was primarily attributable to higher refined product purchase prices and volumes, higher crude oil prices, and increased chemical purchases, reflecting increased chemical activity.

  Operating expenses totaled $2.2 billion for the first six months of 1995, compared with $2.4 billion for the corresponding 1994 period. Included in first six-month 1994 results were restructuring charges of $169 million related to various facility closings and asset dispositions. Exclusive of that charge, first six-month operating expenses for 1995 were about level with the same period in 1994, as expense reductions related to restructuring efforts were offset by higher refinery expenses, reflecting planned and unplanned maintenance, an increase in chemical operations and inflation.

  Petroleum exploration expenses of $231 million in the first six months of 1995 decreased 17 percent compared with the prior-year period, mainly attributable to lower overseas dry hole costs of approximately $50 million.

  Selling and administrative expenses for the first six months of $1 billion compared with $1.2 billion for the comparable 1994 period. Included in the first six-month 1994 results were restructuring charges of $225 million related to severance costs. Exclusive of these charges, selling and administrative expenses increased 8 percent as a result of ongoing restructuring charges of approximately $60 million before tax, related to system development redesign, and lower favorable currency effects. Included in 1995 first six-month results were favorable before tax currency effects of $14 million, compared with $51 million for the corresponding 1994 period.

  Interest expense of $175 million for the first six months of 1995 compared with $135 million for the corresponding 1994 period, reflecting higher debt balances and slightly higher interest rates.


  Second Quarter 1995 vs. Second Quarter 1994
  Second-quarter 1995 net income totaled $533 million, or $1.08 per share, compared with $410 million, or $.83 per share in the second quarter of

                                        6.

  1994. Included in 1994 second-quarter earnings were the previously mentioned COET benefits of $270 million and restructuring charges of $256 million. Adjusting for these items, 1994 second-quarter earnings would have been $396 million, or $.80 per share.

  On an adjusted basis, earnings for the second quarter of 1995 of $533 million were 35 percent higher than last year's second quarter, reflecting higher chemical earnings resulting from increases in volumes and margins for most product lines. Also attributing to the increase was higher overseas E&P earnings primarily related to higher crude oil prices and lower exploration and other expenses. Partly offsetting were lower U.S. E&P results primarily reflecting lower natural gas prices.

  Sales and other operating revenues totaled $6.8 billion for the second quarter of 1995, 3 percent higher than the $6.6 billion reported in the second quarter of 1994. Chemical revenues improved 37 percent due to increased volumes and prices. Refined product revenues increased 8 percent resulting from higher U.S. gasoline prices. Partly offsetting were lower crude oil revenues, resulting from lower sales volumes, and lower natural gas revenues, primarily reflecting lower prices.

  Other income of $64 million was $504 million below the second quarter of 1994. Included in the 1994 period was approximately $400 million related to the COET settlement with the IRS.

  Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3.6 billion for the second quarter of 1995, 3 percent higher than the prior-year quarter.

  Second-quarter 1995 operating expenses totaled $1.1 billion compared with $1.3 billion for the 1994 second quarter. Included in 1994 operating expenses were restructuring charges of $169 million related to various facility closings and asset dispositions. Excluding that charge, second quarter operating expenses increased slightly, reflecting higher refinery maintenance expense and greater chemical activity.

  Petroleum exploration expenses of $116 million in the second quarter of 1995 were 29 percent below the prior-year level, mainly attributable to lower overseas dry hole costs of approximately $50 million.

  Selling and administrative expenses for the second quarter of 1995 totaled $542 million compared with $695 million for the second quarter of 1994. Included in the second quarter 1994 selling and administrative expenses were restructuring charges of $225 million related to severance costs. Excluding that item, selling and administrative expenses for the second quarter of 1995 increased by 15 percent primarily due to ongoing restructuring charges of $35 million before tax related to system development and redesign.

  Interest expense of $89 million for the second quarter of 1995 increased $25 million over the second quarter of 1994, resulting from higher debt balances and slightly higher interest rates.

                                        7.

  For the 12 months ended June 30, 1995, return on average shareholders' equity was 14.3 percent compared with 14.1 percent for the 12 months ended June 30, 1994. Return on average capital employed was 11.5 percent for the 12-month period ended June 30, 1995, compared with 10.9 percent for the corresponding prior-year period.

  Results by Industry Segment

  As previously announced, Amoco changed the reporting segments to align more closely with its organizational structure which includes three sectors: exploration and production, petroleum products and chemicals. Segment earnings for 1994 have been restated to conform to the new basis.

                                      Six Months         Second Quarter
  (millions of dollars)             1995      1994       1995      1994
  Exploration and Production
    United States                 $  364    $  497      $ 189     $ 296
    Canada                            79       105         33        22
    Overseas                         148       (66)        61       (69)
    Subtotal                         591       536        283       249
  Petroleum Products                 123       130        104        47
  Chemicals                          479       191        246       103
  Corporate and
    Other Operations*               (137)      (49)      (100)       11
    Net Income                    $1,056    $  808      $ 533     $ 410


  *    Corporate  and  other operations  include  net  interest  and general
       corporate   expenses  as  well  as  the  results  of  investments  in
       technology companies, real estate interests and other activities.


  Six Months 1995 vs. Six Months 1994

  Exploration and Production - U. S.

  U.S. E&P operations earned $364 million in the first six months of 1995 compared with restated earnings of $497 million for the similar 1994 period. Included in first six-month results for 1994 were $90 million associated with the favorable COET settlement. Partly offsetting were restructuring charges of $47 million, primarily related to severance costs. Adjusting for these factors, 1995 U.S. E&P earnings of $364 million were 20 percent below the comparable 1994 period.

  The decrease in earnings mainly resulted from lower natural gas prices, partly offset by higher crude oil prices. For the first six months of 1995, Amoco's U.S. natural gas prices averaged about $1.40 per thousand cubic feet ("mcf"), $.50 per mcf below the first six months of 1994. Average crude oil prices for the same time period averaged about $16.30 per barrel, up over $2.50 per barrel for the same period last year. Natural gas production for the first six months of 1995 was 2.4 billion cubic feet per day, which was comparable to the same period in 1994.

                                               8.

  Crude oil and natural gas liquids ("NGL") production of 293 thousand barrels per day for the first six months of 1995 was essentially level with the prior-year period.

  Exploration and Production - Canada

  Canadian earnings, which include supply and marketing of NGL, for the first six months of 1995 were $79 million compared with last year's restated six months earnings of $105 million. The decrease in earnings as compared to the first six months of 1994 reflected lower natural gas prices, which were about $.70 per mcf below the year-earlier period, and lower production. Six-month 1995 results also included unfavorable currency effects of $10 million. Partially offsetting were higher crude oil prices, which averaged almost $4.00 per barrel above 1994, and higher NGL margins.

  For the first six months of 1995, natural gas production averaged 815 million cubic feet per day, 3 percent below the comparable 1994 period, primarily reflecting lower demand. Crude oil and NGL production averaged 67 thousand barrels per day for the first six months of 1995, 12 percent below 1994, as a result of property dispositions and normal field declines.

  Exploration and Production - Overseas

  Overseas E&P earnings were $148 million for the first six months of 1995, an increase of $214 million over restated 1994 earnings for the same period. Earnings for 1994 included second-quarter restructuring charges of $17 million, primarily related to severance costs, and charges of $18 million related to concession relinquishments.

  The increase in six-month 1995 results also reflected higher crude oil prices, lower exploration and other expenses and a gain of $18 million related to the first-quarter divestment of Amoco's Congo operations. Partially offsetting was lower crude oil production.

  For the first six months of 1995, overseas natural gas production averaged 942 million cubic feet per day, 2 percent above 1994 production levels of 927 million cubic feet per day. Crude oil and NGL production averaged 295 thousand barrels per day, 5 percent below the comparable 1994 period.

  Petroleum Products

  Petroleum Product activities earned $123 million for the first six months of 1995, compared with restated earnings of $130 million for the comparable 1994 period. Included in 1994 results were second-quarter restructuring charges of $41 million, primarily related to severance costs.

  Excluding this item, earnings of $123 million for the first six months of 1995 were $48 million lower than the same period in 1994. The decrease in


                                               9.
  earnings between the two periods mainly reflected lower distillate margins, lower sales volumes and higher refinery maintenance expense.

  For the first six months of 1995, U.S. refined product sales averaged 1,112 thousand of barrels per day, an decrease of 2 percent from the corresponding 1994 period. Distillate sales volumes decreased 3 percent compared with 1994, while gasoline volumes were down slightly. For the first six months of 1995, refineries ran at 89 percent of capacity, compared with 96 percent for the comparable 1994 period, reflecting higher planned and unplanned maintenance.


  Chemicals

  Chemical operations earned $479 million for the first six months of 1995 as compared to the restated earnings of $191 million for the similar period in 1994. Included in the restated 1994 results were second-quarter restructuring charges of $36 million, primarily related to severance costs. After adjusting for this item, 1995 earnings increased by $252 million.

  The increase in earnings for the first six months of 1995 resulted from higher margins and sales volumes for major product lines, particularly purified terephthalic acid ("PTA"), reflecting strong consumer demand. Worldwide PTA, polypropylene and olefin volumes for the first six months of 1995 each increased 8 percent over the comparable 1994 period.

  Corporate and Other Operations

  Corporate and other operations, which include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities, reported net expenses of $137 million for the first six months of 1995, compared with net expenses after tax of $49 million for the first six months of 1994. Corporate and other operations expenses for 1994 included second-quarter interest income of $180 million related to the COET settlement and restructuring charges of $112 million.

  Adjusting for these items, net expenses for the first six months of 1995 of $137 million were $20 million higher than 1994. The increase resulted from ongoing after-tax restructuring charges of approximately $30 million, primarily associated with system development and redesign. Also affecting higher net expenses in 1995 were higher interest expense, reflecting both an increase in debt balances and slightly higher interest rates, and a loss on an asset disposition. Partly offsetting were favorable currency effects and lower costs associated with technology and other activities.

                                  10.

  Second Quarter 1995 vs. Second Quarter 1994

  Exploration and Production - U.S.

  U.S E&P earnings were $189 million in the second quarter of 1995 compared with restated 1994 second-quarter earnings of $296 million. Included in 1994 earnings were benefits of $90 million for the COET settlement and charges of $47 million related to restructuring.

  Exclusive of these items, the 1995 decrease of $64 million primarily resulted from lower natural gas prices. Partly offsetting were higher crude oil prices for the quarter. Amoco's U.S. natural gas prices averaged about $1.35 per mcf during the quarter, almost 50 cents per mcf less than last year's second quarter, reflecting lower market demand and adequate industry supplies. Amoco's U.S. crude oil prices averaged about $16.70 per barrel for the 1995 second quarter, compared with about $15 per barrel for the comparable period of 1994.

  Natural gas production for the second quarter of 1995 averaged 2.4 billion cubic feet per day, comparable to the 1994 second-quarter average. Crude oil and NGL production averaged 296 thousand barrels per day, up slightly from the second quarter of 1994.

  Exploration and Production - Canada

  Canadian E&P earnings were $33 million in the second quarter of 1995 compared with restated earnings of $22 million for the second quarter of 1994. The increase in earnings between the two periods reflected higher crude oil prices, NGL margins and lower operating expenses. Partially offsetting were lower natural gas prices and lower crude oil production volumes.

  For the second quarter of 1995, natural gas prices averaged about $.90 per mcf, $.60 per mcf below the comparable 1994 period. Crude oil prices averaged $15.50 per barrel in the second quarter of 1995, up $3.80 per barrel over the previous year. Natural gas production averaged 837 million cubic feet per day in the second quarter of 1995, 2 percent above the comparable 1994 period. Crude oil and NGL production averaged 62,000 barrels per day, down 16 percent reflecting property dispositions and normal field declines.

  Exploration and Production - Overseas

  Overseas E&P earned $61 million in the second quarter of 1995 compared with a restated loss of $69 million for the second quarter of 1994. Included in 1994 results were restructuring expenses of $17 million and charges of $18 million for concession relinquishments.

  The increase in second-quarter  1995 earnings also reflected  higher crude
  oil prices, and  lower exploration and other expenses.   Partly offsetting
  was lower crude oil production.

  Natural gas production for the second quarter of 1995 averaged 898 million cubic feet per day, up 10 percent over the comparable 1994 period. Crude oil and NGL production for the second quarter of 1995 averaged 288 thousand barrels per day, 7 percent lower than the prior-year period.

                                               11.

  Petroleum Products

  Petroleum Product activities earned $104 million during the second quarter of 1995, compared with restated earnings of $47 million earned in the second quarter of 1994. Included in 1994 second-quarter results were charges of $41 million associated with restructuring charges.

  Adjusting for these charges, 1995 earnings would have been $16 million higher than the corresponding prior-year period. The improvement in second quarter 1995 earnings resulted from higher margins primarily reflecting strengthening of U.S. gasoline prices. Partially offsetting were lower distillate margins, a decrease in sales volumes and higher refinery maintenance expenses in the quarter.

  U.S. sales of refined products averaged 1,133 thousands of barrels per day during the second quarter of 1995, an decrease of 6 percent from the comparable 1994 period. Refineries ran at 91 percent of rated capacity during the second quarter of 1995, compared with 103 percent in the second quarter of 1994, due to planned and unplanned maintenance.

  Chemicals

  Chemical operations earned $246 million in the second quarter of 1995, compared with $103 million for the second quarter of 1994. Included in the 1994 second-quarter earnings were restructuring expenses of $36 million. After adjusting for these expenses, 1995 earnings increased $107 million from the prior-year period.

  The improvement in 1995 earnings resulted from continued strong performance as margins and sales volumes increased across major product lines. Worldwide olefin volumes increased 8 percent above last year's second-quarter levels. Polypropylene and PTA volumes were up 6 percent and 4 percent, respectively, over second-quarter 1994 volumes.

  Corporate and Other Operations

  Corporate and other operations reported net expenses after tax of $100 million for the second quarter of 1995. This compared with the 1994 net income after tax of $11 million. Second-quarter 1994 net expenses included benefits related to the COET settlement of $180 million and $112 million in restructuring expenses. Adjusting for these factors, the 1995 second-quarter net expenses of $100 million were $43 million dollars above the comparable prior-year quarter.

  The increase in expenses between the two periods reflected ongoing after-tax restructuring charges of $20 million, primarily related to system development and redesign, higher net interest expense, and a loss on an asset disposition.

                                            12.

  Outlook

  The Corporation and the oil industry will continue to be affected by the volatility of crude oil and natural gas prices. Also affecting chemical and petroleum product activities are the overall industry product supply and demand balance. Amoco's future performance is expected to be impacted by its organizational structure announced in July 1994, and associated savings, ongoing cost reduction programs, the divestment of marginal properties and underperforming assets, application of new technologies and new governmental regulation. Amoco's exploration efforts will continue to target those areas that offer the most potential, especially overseas. Amoco will also pursue areas that capitalize on its natural gas resources and continue to develop internationally. The Corporation recently announced it is expanding its chemical operations in the Far East and entering gasoline marketing operations in Central Europe.

  Restructuring

  In July 1994, Amoco announced that its organizational structure was being changed into 17 business groups with a shared services organization providing support services. In conjunction with the restructuring, an after-tax charge of $256 million was accrued in the second quarter of 1994. Selling and administrative expenses for that period included charges of $225 million ($146 million after-tax) related to employee-termination costs associated with the severance of approximately 3,800 employees expected to occur by year-end 1995. Since July of last year, charges against the accrual totaled $128 million ($83 million after-tax). As of June 30, 1995, the accrual balance associated with restructuring was $97 million ($63 million after-tax), which was considered adequate for all future severances and other related activities to which the Corporation has committed. First six-month 1995 earnings reflected before-tax savings of approximately $200 million in employment costs and other costs resulting from the Corporation's restructuring effort.

  The second-quarter 1994 accrual also included charges in operating expenses of $169 million ($110 million after-tax) related to a reduction in carrying value of assets that were to be divested. The sale of a hazardous-waste incineration facility in Kimball, Nebraska has been completed. Disposition of these assets, including the hazardous-waste incineration facility, will not have a material effect on revenues, depreciation or income.

  Additional restructuring costs totaling approximately $200 million after-tax are expected to be incurred from July, 1994 through 1996, representing costs for system redesign, relocations, work force consolidation and development of new processes in support of the restructuring. Costs incurred, primarily for system development and redesign, totaled approximately $40 million after-tax in the first six months of 1995.

  Liquidity and Capital Resources

  Cash flows from operating activities for the first six months of 1995 amounted to $1,512 million compared with $1,390 million in the prior-year period. Working capital of $1,264 million at June 30, 1995, decreased

                                                13.

  $354 million from $1,618 million at December 31, 1994. The Corporation's current ratio was 1.28 to 1 at June 30, 1995 compared with 1.32 to 1 at year-end 1994. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational capability or flexibility since the Corporation has ready access to both short-term and long-term debt markets.

  Amoco's debt totaled $4.6 billion at June 30, 1995, the same as year-end 1994. Debt as a percent of debt-plus-equity was 24.3 percent at June 30, 1995 and at year-end 1994.

  Amoco announced on April 25, 1995, that it planned to purchase up to 8.9 million shares of its common stock in excess of amounts needed for benefit plan purposes. As of June 30, 1995, approximately 6 million shares had been purchased at a cost of $405 million. Through July 31, 1995, 8.9 million shares were repurchased at a cost of $601 million, completing the stock repurchase program.

  Amoco Corporation guarantees the outstanding public debt obligations of Amoco Company. Amoco Corporation and Amoco Company guarantee the outstanding public notes and debentures of Amoco Canada Petroleum Company LTD. ("Amoco Canada"), except for the 7 3/8 percent Subordinated
  Exchangeable Debentures ("SEDs"). On August 1, 1995, Amoco Canada announced that it will be redeeming the outstanding SEDs. The redemption date is September 1, 1995, and the redemption price is $1,022.10 per $1,000.00 face amount, including the redemption premium of 2.21 percent. The SEDs are exchangeable for common stock of Amoco Corporation at an exchange price of $52.50 per share up to the close of business on August 31, 1995 and not thereafter. Approximately 8.9 million shares of Amoco Corporation common stock would be issued if all the SEDs were converted into stock. At June 30, 1995, the balance of the SEDs totaled $458 million.

  On July 7, 1995, Amoco Canada made an offer to purchase all of the common shares of Home Oil Company Limited ("Home Oil") for Cdn. $16.50 per share, payable in cash. There are approximately 45,863,000 common shares outstanding, giving the bid an aggregate value of approximately Cdn. $757 million (about $550 million U.S. based on June 30, 1995 exchange rates.) The offer is conditional upon at least 90 percent on the Home Oil common shares being deposited under the offer and not withdrawn. The offer is also conditional upon Amoco Canada obtaining Investment Canada approvals on terms and conditions satisfactory to Amoco Canada. The offer will expire on September 7, 1995.

  The Corporation believes its strong financial position will permit the financing of business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At June 30, 1995, bank lines of credit available to support commercial paper borrowings amounted

                                               14.
  to $490 million, all of which were supported by commitment fees. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission ("SEC") to permit ready access to capital markets.

  Capital and exploration expenditures for the first six months of 1995 totaled $1,524 million compared with $1,388 million for the comparable 1994 period. Approximately 70 percent of the total 1995 expenditures has been spent in exploration and production operations.

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



                                                15.

                           PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings
  Reference is made to the description of legal proceedings in Part I, Item 3 of the Corporation's 1994 Annual Report on Form 10-K and Part II, Item 1 of the Corporation's Report on Form 10-Q for the quarterly period ended March 31, 1995.

  Thirteen proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $5.2 million.

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





                                                16.

  Item 5.  Other Information
      Shown below is summarized financial information as to the assets, liabilities and results of operations of Amoco's wholly owned subsidiary, Amoco Company.
                                       Three Months       Six Months
                                          Ended              Ended
                                         June 30,           June 30,
                                      1995      1994     1995      1994
                                             (millions of dollars)
      Total revenues (including
        excise taxes).............. $ 7,195   $ 7,397  $13,934   $13,533
      Operating profit............. $   810   $   596  $ 1,489   $ 1,105
      Net income................... $   502   $   561  $   948   $   938

                                               June 30, Dec. 31,
                                                 1995     1994
                                             (millions of dollars)
      Current assets........................   $ 4,552  $ 5,399
      Total assets..........................   $25,194  $24,549
      Current liabilities...................   $ 3,382  $ 4,142
      Long-term debt........................   $ 6,844  $ 6,190
      Deferred credits......................   $ 4,688  $ 4,584
      Minority interest.....................   $     7  $     5
      Shareholder's equity..................   $10,273  $ 9,628


      Amoco Argentina Oil Company ("Amoco Argentina") is a wholly owned subsidiary of Amoco International Petroleum Company, which is an indirect wholly owned subsidiary of Amoco. Summarized financial data for Amoco Argentina are presented below.

                                       Three Months       Six Months
                                          Ended              Ended
                                         June 30,            June 30,
                                      1995      1994      1995      1994
                                             (millions of dollars)
      Revenues...................   $    61   $    38   $   122   $    80
      Net income.................   $    20   $    20   $    44   $    38

                                               June 30,    Dec. 31,
                                                 1995        1994
                                              (millions of dollars)
      Current assets........................   $   113     $    97
      Total assets..........................   $   398     $   349
      Current liabilities...................   $    60     $    58
      Non-current liabilities...............   $   103     $   100
      Shareholder's equity..................   $   235     $   191






                                               17.

  Item 6.  Exhibits and Reports on Form 8-K
  (a)  Exhibits
                                                          Sequentially
       Exhibit                                              Numbered
       Number                                                 Page
       12 Statement Setting Forth Computation of Ratio of Earnings to Fixed Charges.

       27    Financial Data Schedule.

  (b) Current reports on Form 8-K dated April 5, 1995 and April 13, 1995 were filed. The filing of April 5, 1995 was made to include summarized financial data for Amoco Argentina Oil Company in Note 22 of the Consolidated Financial
       Statements.

       The filing of April 13, 1995, announced that the basis upon which operations are grouped for the purpose of business segment reporting had been changed to align with Amoco's organizational structure. Restated segment earnings for the years 1994, 1993 and 1992 and earnings by quarter for 1994 and 1993 were included.

























                                                18.

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Amoco Corporation
                                                (Registrant)
  Date: August 11, 1995



                                             J. R. Reid
                                             J. R. Reid
                                             Vice President and Controller
                                             (Duly Authorized and Chief
                                              Accounting Officer)



































                                                19.