Form 10-Q
period 1995-09-30
AMOCO CORP
filed 1995-11-13
CIK 93397

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1995 or

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

Number   of  shares  outstanding  as  of  September  30,   1995--
496,769,331

                  PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements
Consolidated Statement of Income
(millions of dollars)
                                 Three Months      Nine Months
                                    Ended             Ended
                                September 30,     September 30,
                                1995     1994     1995      1994
Revenues:
  Sales and other operating
    revenues.................  $ 6,660 $ 6,764  $20,094   $19,221
  Consumer excise taxes......      859     883    2,502     2,553
  Other income...............      119     133      319       806
    Total revenues...........    7,638   7,780   22,915    22,580

Cost and Expenses:
  Purchased crude oil,
    natural gas, petroleum
    products and merchandise.    3,401   3,593   10,488     9,972
  Operating expenses.........    1,132   1,118    3,356     3,508
  Petroleum exploration
    expenses, including
    exploratory dry holes....      149     151      380       428
  Selling and administrative
    expenses.................      496     550    1,509     1,711
  Taxes other than income
    taxes....................    1,046   1,061    3,057     3,129
  Depreciation, depletion,
    amortization, and retire-
    ments and abandonments...      532     572    1,590     1,686
  Interest expense...........       84      64      259       199
    Total costs and expenses.    6,840   7,109   20,639    20,633

Income before income taxes...      798     671    2,276     1,947

Income taxes.................      199     226      621       694

Net income...................  $   599 $   445  $ 1,655   $ 1,253

Weighted average number of
  shares of common stock
  outstanding (in thousands).  494,060 496,847  495,078   496,648

Per Share Data (Based on weighted
  average shares outstanding):

Net income...................  $  1.21 $   .89  $  3.34   $  2.52

Cash dividends per share.....  $   .60 $   .55  $  1.80   $  1.65

Consolidated Statement of Financial Position
(millions of dollars)
                                               Sept. 30,  Dec. 31,
                    ASSETS                       1995       1994
Current Assets:
  Cash........................................ $   163    $   166
  Marketable securities -- at cost (corporate
    except $49 on September 30,1995, and
    $355 on December 31, 1994 which represents
    state and municipal securities)...........     964      1,623
  Accounts and notes receivable (less
    allowances of $22 at September 30, 1995,
    and $23 at December 31, 1994).............   3,061      3,180
  Inventories
    Crude oil and products....................     908        748
    Materials and supplies....................     308        294
  Prepaid expenses and income taxes...........     725        631
    Total current assets......................   6,129      6,642
Investments and Other Assets:
  Investments and related advances............     732        470
  Long-term receivables and other assets......     828        661
                                                 1,560      1,131
Properties--at costs, less accumulated depre-
  ciation, depletion, and amortization of
  $25,689 at September 30, 1995, and $24,906
  at December 31, 1994 (The successful
  efforts method of accounting is followed
  for costs incurred in oil and gas producing
  activities).................................  22,097     21,543
    Total assets.............................. $29,786    $29,316

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations.... $   170    $    24
  Short-term obligations......................     913        224
  Accounts payable............................   2,455      2,759
  Accrued liabilities.........................   1,049      1,162
  Taxes payable (including income taxes)......     864        855
    Total current liabilities.................   5,451      5,024

Long-Term Debt................................   3,775      4,387

Deferred Credits and Other Non-Current Liabilities:
  Income taxes................................   3,057      2,961
  Other.......................................   2,454      2,547
                                                 5,511      5,508
Minority Interest.............................      15         15

Shareholders' Equity:
  Common stock (authorized 800,000,000 shares;
    issued and outstanding at September 30,
    1995 --496,769,331; December 31, 1994
    --496,393,067 shares).....................   2,592      2,166
  Earnings retained and invested in the
    business..................................  12,426     12,223
  Foreign currency translation adjustment.....      16         (7)
                                                15,034     14,382
    Total liabilities and shareholders' equity $29,786    $29,316

Consolidated Statement of Cash Flows
(millions of dollars)
                                                Nine Months Ended
                                                  September 30,
                                                   1995       1994
Cash Flows from Operating Activities:
  Net income................................... $ 1,655    $ 1,253
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments.........   1,590      1,686
    Decrease  in receivables...................      94         72
    (Increase) decrease in inventories.........    (174)        74
    (Decrease) increase in payables and
      accrued liabilities......................    (298)       209
    Deferred taxes and other items.............    (376)      (140)
    Net cash provided by operating activities..   2,491      3,154

Cash Flows From Investing Activities:
  Capital expenditures.........................  (2,367)    (1,699)
  Proceeds from dispositions of properties
    and other assets...........................     230        138
  Net investments, advances and business
    acquisitions...............................    (164)       (11)
  Proceeds from sales of investments...........       -        175
  Other........................................       9         (9)
    Net cash used in investing activities......  (2,292)    (1,406)

Cash Flows from Financing Activities:
  New long-term obligations....................     245        418
  Repayment of long-term obligations...........    (277)       (50)
  Cash dividends paid..........................    (888)      (819)
  Issuances of common stock....................      31         20
  Acquisitions of common stock.................    (661)         -
  Increase (decrease) in short-term obligations     689       (891)
    Net cash used in financing activities......    (861)    (1,322)

(Decrease) increase in Cash and Marketable
  Securities...................................    (662)       426
Cash and Marketable Securities-
  Beginning of Period.........................    1,789      1,217
Cash and Marketable Securities-End of Period..  $ 1,127    $ 1,643

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


Item 2. Management's Discussion and Analysis

Results of Operations

Nine Months 1995 vs. Nine Months 1994
Net income for the first nine months of 1995 amounted to $1,655 million, or $3.34 per share. Net income for the first nine months of 1994 amounted to $1,253 million, or $2.52 per share. Included in 1994 results were after-tax benefits recorded in the second quarter of $270 million relating to final settlements with the Internal Revenue Service ("IRS") involving crude oil excise taxes ("COET") in the 1980s. Also included in 1994 results were after-tax restructuring charges of $256 million. Included in third-quarter 1994 results were charges of $32 million related to environmental remediation activities. Excluding these items, earnings for the first nine months of 1994 would have been $1,271 million, or $2.56 per share.

The increase in earnings for the first nine months of 1995 primarily reflected higher chemical earnings resulting from both higher volumes and margins across most product lines. Also contributing to the increase was strong exploration and production ("E&P") earnings overseas, primarily reflecting higher crude oil prices and lower exploration and other expenses. Partially offsetting were lower U.S. E&P earnings, reflecting lower natural gas prices, and lower petroleum product results attributable to lower refined product margins, higher refinery maintenance expenses and increased marketing activity-related expense.

Sales and other operating revenues totaled $20.1 billion for the first nine months of 1995, 5 percent higher than the $19.2 billion reported in the corresponding 1994 period. Chemical revenues increased 37 percent resulting from higher volumes and prices across most product lines. Refined product revenues were 6 percent above the 1994 level, primarily resulting from strengthening U.S. gasoline prices. Natural gas revenues decreased 16 percent, primarily due to lower prices.

Other income totaled $319 million for the first nine months of 1995 compared with $806 million for the same period for 1994. Included in other income for the first nine months of 1994 was the benefit of the COET settlement of approximately $400 million.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $10.5 billion for the first nine months of 1995, 5 percent higher than 1994's first nine months. The increase was primarily attributable to higher refined product purchase prices and volumes, higher crude oil prices and increased chemical purchases.

Operating expenses totaled $3.4 billion for the first nine months of 1995, compared with $3.5 billion for the corresponding 1994 period. Included in first nine-month 1994 results were restructuring charges of $169 million related to various facility closings and asset dispositions. Exclusive of that charge, first nine-month operating expenses for 1995 were about level with the same period in 1994. Expense reductions related to restructuring efforts were offset by higher refinery expenses, reflecting planned and unplanned maintenance, and an increase in chemical manufacturing operations.

Petroleum exploration expenses of $380 million in the first nine months of 1995 decreased 11 percent compared with the prior-year period, primarily reflecting lower overseas dry hole costs.

Selling and administrative expenses for the first nine months of $1.5 billion compared with $1.7 billion for the comparable 1994 period. Included in the first nine-month 1994 results were restructuring charges of $225 million related to severance costs. Exclusive of these charges, selling and administrative expenses increased slightly as a result of ongoing additional restructuring charges of approximately $85 million before tax, mainly related to system development redesign. Also included in 1995 first nine-month results were adverse before tax currency effects of $13 million, compared with favorable currency effects of $32 million for the corresponding 1994 period.

Interest  expense of $259 million for the first  nine  months  of
1995  compared  with  $199  million for  the  corresponding  1994 period, reflecting higher debt balances and slightly higher interest rates.


Third Quarter 1995 vs. Third Quarter 1994
Third-quarter 1995 net income totaled $599 million, or $1.21 per share, compared with $445 million, or $.89 per share, in the third quarter of 1994. Earnings for the third quarter of 1995 were 35 percent higher than last year's third quarter, reflecting higher chemical earnings resulting from increases in margins for most product lines. Also attributing to the increase was higher overseas E&P earnings primarily related to higher crude oil sales volumes and lower exploration and other expenses.

Sales and other operating revenues totaled $6.7 billion for the third quarter of 1995, 2 percent lower than the $6.8 billion reported in the third quarter of 1994. The decrease resulted from lower crude oil sales volumes and lower natural gas revenues, mainly reflecting lower prices. Largely offsetting were higher chemical revenues due to increased prices.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3.4 billion for the third quarter of 1995, 5 percent lower than the prior-year quarter. The decrease reflects lower crude oil prices and volumes during the quarter.

Third-quarter 1995 operating expenses totaled $1.1 billion, about the same as the 1994 third quarter of 1994. Included in 1994 operating expenses were charges related to environmental remediation activities. Excluding these charges, savings resulting from restructuring efforts were more than offset by increased chemical activity.

Selling and administrative expenses for the third quarter of 1995 totaled $496 million, 10 percent below the $550 million for the third quarter of 1994, reflecting restructuring efforts. Included in third quarter expenses were ongoing restructuring charges of $25 million before tax related to system development and redesign.

Interest  expense of $84 million for the third  quarter  of  1995 increased $20 million over the third quarter of 1994, resulting from higher debt balances and slightly higher interest rates.

For the 12 months ended September 30, 1995, return on average shareholders' equity was 15.0 percent compared with 13.3 percent for the 12 months ended September 30, 1994. Return on average capital employed was 12.2 percent for the 12-month period ended September 30, 1995, compared with 10.4 percent for the corresponding prior-year period.

Results by Industry Segment

As previously announced, Amoco changed the reporting segments to align more closely with its organizational structure that includes three sectors: exploration and production, petroleum products and chemicals. Segment earnings for 1994 have been restated to conform to the new basis.

                              Nine Months      Third Quarter
(millions of dollars)       1995      1994     1995    1994
Exploration and
Production
  United States            $  523    $  675   $ 159   $ 178
  Canada                       69       132     (10)     27
  Overseas                    239       (69)     91      (3)
  Subtotal                    831       738     240     202
Petroleum Products            254       298     131     168
Chemicals                     775       333     296     142
Corporate and
  Other Operations*          (205)     (116)    (68)    (67)
Net Income                 $1,655    $1,253   $ 599   $ 445


* Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities.


Nine Months 1995 vs. Nine Months 1994

Exploration and Production - U. S.

U.S. E&P operations earned $523 million in the first nine months of 1995 compared with restated earnings of $675 million for the similar 1994 period. Included in the first nine-month results for 1994 were $90 million associated with the favorable COET settlement. Partly offsetting were restructuring charges of $47 million, primarily related to severance costs. Adjusting for these factors, 1995 U.S. E&P earnings of $523 million were 17 percent below the comparable 1994 period.

The decrease in earnings mainly resulted from lower natural gas prices, partly offset by higher crude oil prices. For the first nine months of 1995, Amoco's U.S. natural gas prices averaged about $1.30 per thousand cubic feet ("mcf"), almost $.50 per mcf below the first nine months of 1994. Average crude oil prices for the same time period averaged about $16.20 per barrel, approximately $1.70 per barrel above the same period last year. Natural gas production for the first nine months of 1995 was 2.4 billion cubic feet per day, which was comparable to the same period in 1994. Crude oil and natural gas liquids ("NGL") production of 291 thousand barrels per day for the first nine months of 1995 was essentially level with the prior-year period.

Exploration and Production - Canada

Canadian earnings, which include supply and marketing of NGL, for the first nine months of 1995 were $69 million compared with last year's restated nine months earnings of $132 million. The decrease in earnings as compared to the first nine months of 1994 reflected lower natural gas prices, which were over $.60 per mcf below the year-earlier period, and lower crude oil and NGL production. Nine-month 1995 results also included unfavorable currency effects of $22 million. Partially offsetting were higher crude oil prices, which averaged almost $2.40 per barrel above 1994, and an increase in supply and marketing earnings, reflecting higher NGL margins.

For  the  first  nine  months  of 1995,  natural  gas  production averaged 828 million cubic feet per day, 2 percent above the comparable 1994 period. Crude oil and NGL production averaged 66 thousand barrels per day for the first nine months of 1995, 11 percent below 1994, primarily as a result of property dispositions.

Exploration and Production - Overseas

Overseas E&P earnings were $239 million for the first nine months of 1995, an increase of $308 million over restated 1994 earnings for the same period. Earnings for 1994 included second-quarter restructuring charges of $17 million, primarily related to severance costs, and charges of $18 million related to concession relinquishments.

The increase in nine-month 1995 results also reflected higher crude oil prices, lower exploration and other expenses and a gain of $18 million related to the divestment of Amoco's Congo operations. Partially offsetting was lower crude oil production.

For the first nine months of 1995, overseas natural gas production averaged 901 million cubic feet per day, 5 percent above 1994 production levels of 856 million cubic feet per day. Crude oil and NGL production averaged 296 thousand barrels per day, 2 percent below the comparable 1994 period.

Petroleum Products

Petroleum Product activities earned $254 million for the first nine months of 1995, compared with restated earnings of $298 million for the comparable 1994 period. Included in 1994 results were second-quarter restructuring charges of $41 million, primarily related to severance costs and third-quarter charges of $32 million related to environmental remediation activities.

Excluding these items, earnings of $254 million for the first nine months of 1995 were $117 million lower than the same period in 1994. The decrease in earnings between the two periods mainly reflected lower refined product margins, and higher operating expenses resulting from an increase in refinery maintenance expense and marketing activity expenses.

For  the  first  nine months of 1995, U.S. refined product  sales averaged 1,149 thousand of barrels per day, a decrease of 2 percent from the corresponding 1994 period. For the first nine months of 1995, refineries ran at 92 percent of rated capacity, compared with 99 percent for the comparable 1994 period, reflecting higher planned and unplanned maintenance.



Chemicals

Chemical operations earned $775 million for the first nine months of 1995 compared with restated earnings of $333 million for the similar period in 1994. Included in restated 1994 results were second-quarter restructuring charges of $36 million, primarily related to severance costs. After adjusting for this item, 1995 earnings increased by $406 million.

The increase in earnings for the first nine months of 1995 resulted from higher margins and sales volumes for major product lines, reflecting strong customer demand. Olefin volumes for the first nine months of 1995 increased 9 percent over the comparable 1994 period. Also, purified terephthalic acid ("PTA") and polypropylene volumes increased 3 percent and 2 percent, respectively, over the same period.

Corporate and Other Operations

Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities. Corporate and other operations reported net expenses of $205 million for the first nine months of 1995, compared with net expenses after tax of $116 million for the first nine months of 1994. Corporate and other operations expenses for 1994 included second-quarter interest income of $180 million related to the COET settlement and restructuring charges of $112 million.

Adjusting for these items, net expenses for the first nine months of 1995 of $205 million were $21 million higher than 1994. The increase resulted from ongoing after-tax restructuring charges of approximately $45 million, primarily associated with system development and redesign. Also affecting net expenses in 1995 were higher interest expense, reflecting an increase in debt balances and slightly higher interest rates, and a loss on an asset disposition. Partly offsetting were favorable currency effects and lower costs associated with technology and other activities.


Third Quarter 1995 vs. Third Quarter 1994

Exploration and Production - U.S.

U.S.  E&P earnings were $159 million in the third quarter of 1995 compared  with  restated  1994  third-quarter  earnings  of  $178
million.   The  1995  decrease of $19 million primarily  resulted
from lower natural gas prices.

Amoco's U.S. natural gas prices averaged about $1.20 per mcf during the quarter, about 40 cents per mcf less than last year's third quarter, reflecting increased industry supplies. Also affecting results were lower industry crude oil prices, which were about $.50 per barrel below the third quarter of 1994.

Natural gas production for the third quarter of 1995 averaged 2.5 billion cubic feet per day, which was slightly higher than the same quarter last year. Crude oil and NGL production averaged 286 thousand barrels per day, essentially level with the prior-year period.

Exploration and Production - Canada

Canadian  E&P  operations incurred a loss of $10 million  in  the third quarter of 1995 compared with restated earnings of $27 million for the third quarter of 1994. The decrease in earnings between the two periods reflected lower natural gas prices. Also contributing to the decrease were lower crude oil prices, and lower crude oil production volumes reflecting property divestments.

For the third quarter of 1995, natural gas prices averaged about $.80 per mcf, $.50 per mcf below the comparable 1994 period. Crude oil prices averaged about $15.25 per barrel in the third quarter of 1995, down about $.85 per barrel over the previous year. Natural gas production averaged 856 million cubic feet per day in the third quarter of 1995, 13 percent above the comparable 1994 period. Crude oil and NGL production averaged 65,000 barrels per day, down 8 percent from the prior-year period.

Exploration and Production - Overseas

Overseas E&P operations earned $91 million in the third quarter of 1995 compared with a restated loss of $3 million for the third quarter of 1994. The increase in third-quarter 1995 earnings reflected higher crude oil sales volumes and lower exploration and other expenses. Partly offsetting was lower crude oil prices.

Natural  gas  production for the third quarter  of  1995  of  820 million cubic feet per day increased 15 percent over the comparable prior-year period. Crude oil and NGL production for the third quarter of 1995 averaged 298 thousand barrels per day, 2 percent higher than the prior-year period.

Petroleum Products

Petroleum Product activities earned $131 million during the third quarter of 1995, compared with restated earnings of $168 million in the third quarter of 1994. Included in 1994 third-quarter results were charges of $32 million related to environmental remediation activities.

Adjusting for these charges, 1995 earnings would have been $69 million lower than the corresponding prior-year period. The decrease in third quarter 1995 earnings resulted from lower margins, as refined product prices declined more than crude costs. Also affecting the decrease was higher expenses in part reflecting increased marketing activity.

U.S. sales of refined products averaged 1,221 thousands of barrels per day during the third quarter of 1995, a decrease of 1 percent from the comparable 1994 period. Refineries ran at 98 percent of rated capacity during the third quarter of 1995, compared with 104 percent in the third quarter of 1994.

Chemicals

Chemical operations earned $296 million in the third quarter of 1995, compared with $142 million for the third quarter of 1994. The improvement in 1995 earnings resulted from continued strong margins in several product lines, in particular paraxylene and olefins. Worldwide paraxylene margins more than doubled over the third quarter of 1994 and olefin margins increased by almost 90% over 1994 third-quarter margins.

Corporate and Other Operations

Corporate and other operations reported net expenses after tax of $68 million for the third quarter of 1995 compared with the 1994 net expenses after tax of $67 million. Lower corporate expenses were partially offset by costs of about $15 million related to ongoing restructuring expenses.


Outlook

The Corporation and the oil industry will continue to be affected by the volatility of crude oil and natural gas prices. Affecting chemical and petroleum product activities are the overall industry product supply and demand balance. Amoco's future performance is expected to continue to be impacted by its organizational structure announced in July 1994 and associated savings; ongoing cost reduction programs; the divestment of marginal properties and underperforming assets; application of new technologies; and new governmental regulation.

Amoco's E&P exploration efforts will continue to target those areas that offer the most potential. Amoco will pursue areas that capitalize on its natural gas resources and continue to develop internationally. Amoco's petroleum products marketing strategy will continue to emphasize brand product quality and to grow in the convenience retail business. Amoco is also expanding marketing operations in Central Europe and Mexico. In order to meet expected growth in PTA demand, Amoco's chemical segment is expanding its PTA operations in the United States, Europe and the Asia-Pacific region.

Amoco announced plans to sell the Amoco Motor Club to the Signature Group, a wholly owned subsidiary of Montgomery Ward, and a provider of auto club services to members across the country.

On  October  10,  1995,  Amoco and Shell  Oil  Company  ("Shell")
announced plans to form a limited partnership combining exploration and production assets in the greater Permian Basin area of west Texas and southeast New Mexico. The plan calls for ownership in the new company to be 65 percent Amoco and 35 percent Shell, based on the relative value of assets contributed, and is contingent on the successful completion of ongoing discussions regarding design, management and operation of the company. Start up of the partnership is expected by mid-1996. In this area, Amoco and Shell employ about 1,300 people operating 12,000 area wells that produce approximately 210,000 gross barrels of crude oil and 250 million gross cubic feet per day ("mmcfd")of natural gas. These operations also include plants that process more than 400 mmcfd of natural gas and yield about 33,000 barrels per day of natural gas liquids.

On  November  2,  1995, Amoco announced it  is  negotiating  with
Albemarle  Corporation ("Albemarle") on an  exclusive  basis  for
acquisition  of  Albemarle's olefins and related businesses.   No
final agreement has been reached.

Restructuring

In July 1994, Amoco announced that its organizational structure was being changed into 17 business groups with a shared services organization providing support services. In conjunction with the restructuring, an after-tax charge of $256 million was accrued in the second quarter of 1994. Selling and administrative expenses for that period included charges of $225 million ($146 million after-tax) related to employee-termination costs associated with the severance of approximately 3,800 employees expected to occur by year-end 1995. Since July of last year, charges against the accrual totaled $137 million ($89 million after-tax). As of September 30, 1995, the accrual balance associated with restructuring was $88 million ($57 million after-tax), which was considered adequate for all future severances and other related activities to which the Corporation has committed. First nine-month 1995 earnings reflected before-tax savings of more than $350 million in employment costs and other costs resulting from the Corporation's restructuring effort.

The second-quarter 1994 accrual also included charges in operating expenses of $169 million ($110 million after-tax) related to a reduction in carrying value of assets that were to be divested. Disposition of these assets, including the recently completed sale of a hazardous-waste incineration facility, will not have a material effect on revenues, depreciation or income.

At the time of the July 1994 restructuring announcement, additional restructuring costs totaling approximately $200 million after-tax were expected to be incurred. These restructuring costs represent charges for system redesign, relocations, work force consolidation and development of new processes in support of the restructuring. Since July, 1994, costs incurred, primarily for system development and redesign, totaled approximately $70 million after-tax.

Liquidity and Capital Resources

Cash flows from operating activities for the first nine months of 1995 amounted to $2,491 million compared with $3,154 million in the prior-year period. Working capital of $678 million at September 30, 1995, decreased $940 million from $1,618 million at December 31, 1994. The Corporation's current ratio was 1.12 to 1 at September 30, 1995, compared with 1.32 to 1 at year-end 1994. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational capability or flexibility since the Corporation has ready access to both short-term and long-term debt markets.

Amoco's debt totaled $4.9 billion at September 30, 1995, compared with $4.6 billion as of year-end 1994. Debt as a percentage of debt-plus-equity was 24.4 percent at September 30, 1995, and 24.3 percent at year-end 1994.

Amoco announced on April 25, 1995, that it planned to purchase up to 8.9 million shares of its common stock in excess of amounts needed for benefit plan purposes. Through July 31, 1995, 8.9 million shares were repurchased at a cost of $601 million, completing the stock repurchase program.

Amoco Corporation guarantees the outstanding public debt obligations of Amoco Company. Amoco Corporation and Amoco Company guarantee the outstanding public notes and debentures of Amoco Canada Petroleum Company LTD. ("Amoco Canada"). In June, Amoco Canada issued bond warrants, which entitle the holders to acquire U.S. $200 million Amoco Canada bonds, guaranteed by Amoco and Amoco Company, having a coupon rate of 8.98 percent. The warrants are exercisable from six to nine months after issue.

Effective  September  1,  1995, Amoco Canada  called  the  7  3/8 percent Subordinated Exchangeable Debentures ("SEDs")for redemption. The balance of the SEDs totaled $458 million. The SEDs were exchangeable for common stock of Amoco Corporation at an exchange price of $52.50 per share. A total of 8.6 million shares of Amoco Corporation common stock was issued in exchange for SEDs totaling $442 million.

Amoco Canada's conditions relating to the July 7, 1995 proposal to purchase all of the common shares of Home Oil Company Limited for approximately Cdn. $757 million (about $550 million U.S. based on June 30, 1995, exchange rates) were not satisfied and the purchase was not completed.

The Corporation believes its strong financial position will permit the financing of business needs and opportunities in an orderly manner. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At September 30, 1995, bank lines of credit available to support commercial paper borrowings amounted to $490 million, all of which were supported by commitment fees. On September 5, 1995, Amoco Canada obtained a U.S. $225 million revolving term facility, guaranteed by Amoco and Amoco Company, to be used for general corporate purposes. Amoco Canada is charged a standby fee for the facility, which has not been used.

To maintain flexibility, a shelf registration statement for Amoco Company of $500 million in debt securities remains on file with the Securities and Exchange Commission ("SEC") to permit ready
access   to   capital  markets.   Amoco  Argentina   Oil  Company
("Amoco Argentina"), an indirect wholly owned subsidiary of Amoco, filed a shelf registration with the SEC for $200 million in debt securities, of which $100 million in debt securities were
subsequently  issued.   Amoco  Corporation  and   Amoco   Company
guarantee the securities issued under this registration statement.

Capital and exploration expenditures for the first nine months of 1995 totaled $2,747 million compared with $2,127 million for the comparable 1994 period. Approximately 66 percent of the total 1995 expenditures has been spent in exploration and production operations.

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

                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings
There have been no material developments in the status of legal proceedings described in Part I, Item 3 of the Corporation's 1994 Annual Report on Form 10-K and Part II, Item 1 of the Corporation's Report on Form 10-Q for the quarterly period ended March 31, 1995.

Thirteen proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7 million.

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

Item 2.  Changes in Securities
Not applicable.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.  Other Information

    Shown below is summarized financial information of Amoco's wholly owned subsidiary, Amoco Company.

                             Three Months     Nine Months
                                Ended            Ended
                             September 30     September 30
                              1995    1994    1995      1994
                                  (millions of dollars)
    Total Revenues(including
    excise taxes)......     $7,062   $7,204 $20,996   $20,737
    Operating Profit...     $  926   $  711 $ 2,415   $ 1,816
    Net Income.........     $  606   $  488 $ 1,554   $ 1,426


                                  Sept. 30,  Dec. 31,
                                    1995       1994
                                 (millions of dollars)
   Current assets...............  $ 5,162    $ 5,399
   Total assets.................  $26,434    $24,549
   Current liabilities..........  $ 3,967    $ 4,142
   Long-term debt...............  $ 6,919    $ 6,190
   Deferred credits.............  $ 4,665    $ 4,584
   Minority interest............  $    10    $     5
   Shareholder's equity.........  $10,873    $ 9,628



    Summarized financial data for Amoco Argentina are presented below.

                             Three Months   Nine Months
                                Ended          Ended
                             September 30,  September 30,
                             1995    1994   1995    1994
                                 (millions of dollars)
    Revenues..............   $ 67    $ 75   $189    $155
    Net Income............   $ 20    $ 27   $ 64    $ 65


                                   Sept. 30,   Dec. 31,
                                     1995       1994
                                  (millions of dollars)
   Current assets................    $119       $ 97
   Total assets..................    $417       $349
   Current liabilities...........    $ 51       $ 58
   Non-current liabilities.......    $111       $100
   Shareholder's equity..........    $255       $191

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
                                                  Sequentially
     Exhibit                                       Numbered
     Number                                          Page
     12    Statement Setting Forth Computation of
           Ratio of Earnings to Fixed Charges.

     27    Financial Data Schedule.

(b)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1995.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Amoco Corporation
                                        (Registrant)
Date: November 13, 1995



                                     J. R. Reid
                                     J. R. Reid
                                     Vice President and
Controller
                                    (Duly Authorized and Chief
                                     Accounting Officer)