Form 10-K
period 1995-12-31
AMOCO CORP
filed 1996-03-22
CIK 93397

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           Form 10-K
     x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 Fee Required

          For the fiscal year ended December 31, 1995 or

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
(Address of principal executive offices)          (Zip Code)
Registrant's telephone number including area code: (312) 856-
6111

Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange
     Title of each class           on which registered
Common Stock, without par value    New York, Chicago,
                                   Pacific, Toronto, Basel,
                                   Geneva, Lausanne and
                                   Zurich Stock Exchanges
Guarantee of Amoco Company:
  8 5/8% Debentures Due 2016       New York Stock Exchange
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days:  Yes   X   No      .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
     Aggregate market value of voting stock held by non-affiliates as of January 31, 1996, based on a closing price of $70 3/8 was approximately $34,900,000,000.
     Number of common shares outstanding as of January 31, 1996, was 496,523,088 shares.
              DOCUMENTS INCORPORATED BY REFERENCE
             Proxy Statement dated March 11, 1996.

                         AMOCO CORPORATION


                              INDEX
                                                                   Page
PART I
 Items 1. and 2. Business and Properties .....................        3
   Exploration and Production ................................        4
   Reserves ..................................................       12
   Oil and Gas Sales Commitments .............................       13
   Supply and Marketing of NGL ...............................       13
   Refining ..................................................       14
   Transportation ............................................       14
   Marketing of Petroleum Products ...........................       15
   Chemicals .................................................       16
   Other Operations ..........................................       17
   Research ..................................................       18
   Employees .................................................       19
   Competition ...............................................       19
   Government Regulation .....................................       19
   Environmental Protection ..................................       20
   Executive Officers of the Registrant ......................       22
 Item 3. Legal Proceedings ...................................       24
 Item 4. Submission of Matters to a Vote of Security Holders .       25
PART II
 Item 5. Market for the Registrant's Common Stock and
 Related Stockholder Matters .................................       26
 Item 6. Selected Financial Data .............................       27
 Item 7. Management's Discussion and Analysis of Financial
 Condition and Results of Operations .........................       28
 Item 8. Financial Statements and Supplemental Information ...       41
 Item 9. Changes in and Disagreements with Accountants on
 Accounting and Financial Disclosure .........................       92
PART III
 Item 10. Directors and Executive Officers of the Registrant .       92
 Item 11. Executive Compensation .............................       92
 Item 12. Security Ownership of Certain Beneficial Owners and
 Management ..................................................       92
 Item 13. Certain Relationships and Related Transactions .....       92
PART IV
 Item 14. Exhibits, Financial Statements Schedules, and
 Reports on Form 8-K .........................................       93

                       AMOCO CORPORATION


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

Amoco Production Company ..  Exploration, development and
                             production of crude oil,
                             natural gas, and natural gas
                             liquids("NGL"), and marketing
                             of natural gas and NGL.
Amoco Oil Company .........  Refining, marketing and
                             transporting of petroleum and
                             related products.
Amoco Chemical Company ....  Manufacture and sale of
                             chemical products.

       Amoco Company, a wholly owned subsidiary of Amoco Corporation, is the holding company for substantially all petroleum and chemical operating subsidiaries except Amoco Canada Petroleum Company Ltd. ("Amoco Canada"), which is wholly owned by Amoco Corporation. Amoco Corporation has guaranteed the outstanding public debt obligations of Amoco Company. Amoco Corporation and Amoco Company have guaranteed the notes and debentures of Amoco Canada. See Note 9 to the Consolidated Financial Statements. Summarized financial information relating to Amoco Company and Amoco Canada is disclosed in Note 22 to the Consolidated Financial Statements.

     In 1994, a major restructuring occurred that redefined the role of the three principal subsidiaries as operating entities. The new organization is structured around 17 business groups divided into three sectors - exploration and production, petroleum products and chemicals, supported by a shared services organization. The Exploration and Production Sector ("E&P") includes U.S. Operations, International Operations, Canada, Natural Gas, Worldwide Exploration, Eurasia and E&P Technology. The Petroleum Products Sector includes Refining, Marketing, Supply and Logistics and International Business Development. The Chemicals Sector includes Chemical Feedstocks, Chemical Intermediates, Polymers, Fabrics and Fibers, Foam Products and Development and Diversification. Information by business segment is generally reported along business sectors.

      Selected financial information by industry segment and geographic area for the three years ended December 31, 1995, is presented in Note 23 to the Consolidated Financial Statements.

                    WORLDWIDE OPERATIONS

Exploration and Production

      Amoco is engaged in exploration for crude oil and natural gas in onshore and offshore areas of the United States, Canada and various countries outside North America. United States offshore efforts are conducted primarily in the Gulf of Mexico in both shallow and deepwater. Foreign exploration activities are carried out primarily in the Alberta Basin of Canada, the North Sea (United Kingdom, Norway and the Netherlands), the Gulf of Suez and Nile Delta (Egypt), the Arabian Peninsula
(Yemen),  West  Africa  (Angola,  Gabon  and  Nigeria),  Europe
(Poland and Romania), Australia, China, South America (Argentina, Colombia, Ecuador and Venezuela) and Trinidad.

     Amoco's U.S. production of crude oil, condensate, NGL, and natural gas is principally in the states of Alaska, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, Texas, Utah, Wyoming and offshore in the Gulf of Mexico. Principal foreign oil and gas production is located in Argentina, Canada, Egypt, the Netherlands, Norway, Sharjah, Trinidad and the United Kingdom.

      Worldwide net production of liquid hydrocarbons in 1995 averaged 660,000 barrels per day, about the same as 1994. U.S. liquids production averaged 295,000 barrels per day in 1995, as higher NGL production offset declining crude oil production. Worldwide net production of natural gas increased slightly in 1995. In the U.S., natural gas production was down 3 percent to 2,453 million cubic feet per day.

      Amoco's net production of oil and gas for the three years ended December 31, 1995, which includes applicable volumes produced under service contracts and production sharing agreements in certain foreign countries, is summarized below:

                           United
                           States   Canada    Europe   Other    Worldwide
Crude oil and natural gas
liquids* (thousands of
barrels per day)
 1995 ...................     295        66       64      235         660
 1994 ...................     292        73       66      237         668
 1993 ...................     305        84       51      238         678
Natural gas (millions of
cubic feet per day)
 1995 ...................   2,453       842      363      581       4,239
 1994 ...................   2,520       821      335      552       4,228
 1993 ...................   2,443       916      259      530       4,148

*U.S.  production includes NGL from processing plants in  which
Amoco  has an ownership interest of 64, 55 and 54 thousands  of
barrels   per   day  for  the  years  1995,  1994   and   1993,
respectively.

     At year-end 1995, Amoco owned entirely or had an ownership interest in 56 natural gas processing plants in the United
States, of which it was the operator for 32.

      Amoco continued optimization of production from existing waterflood and improved oil recovery operations in 1995. These projects are predominately located in the Permian Basin of west Texas and in Colorado and Wyoming. Collectively they account for approximately 70 percent of Amoco's U.S. net crude and condensate production. Amoco operated eight carbon dioxide ("CO2") floods in 1995, including North Cowden which began CO2 injection in February. In addition, $21 million (Amoco's share $17 million) was authorized for a new CO2 flood project in the Anton Irish field, which will consist of a new pipeline and 60 injector wells. Amoco also further optimized Bravo Dome, which serves as the primary source of CO2, by drilling 40 new CO2 production wells in 1995.

     In 1995, Amoco began the first commercial enhanced coalbed methane ("ECBM") project in New Mexico's history. Amoco also authorized the Tiffany ECBM project in 1995. This project is a tertiary flood project located in Colorado with first injection of nitrogen scheduled for 1996.

      Amoco and Shell Oil Company are pursuing negotiations to form a partnership combining their assets in the Permian Basin area of west Texas and eastern New Mexico. Negotiations are ongoing and are expected to be completed by mid-1996. Amoco will have a 65 percent interest, with gross production expected to be 210,000 barrels of crude oil per day.

      Amoco maintained 1995 production and drilling operations in the U.S. Gulf of Mexico at approximately the same levels as 1994. During 1995, Amoco drilled or participated in the drilling of 48 development and extension wells of which 40 were producers. Of the total wells drilled, Amoco operated 22.

       The development of Amoco's U.S. deepwater holdings continued to progress in 1995. Amoco began the capital outlays required for the Ram-Powell project in the Gulf of Mexico, with 1995 spending of $60 million. Amoco's share of total development expenses throughout the project life is estimated at $286 million. First production is expected to be in 1997. In addition to Ram-Powell, Amoco has made significant progress on project scope design and system selections for two additional deepwater development projects.

      During 1995, Amoco acquired properties from Santa Fe Minerals Inc., with an average working interest of 45 percent in 488 gross wells with overriding royalty interests in an additional 450 wells, and an estimated acreage position of 161 million net acres. These properties are primarily low cost, moderate life gas fields located in core areas of the Anadarko and Arkoma basins of Oklahoma and Arkansas. Net production is estimated to be 38 million cubic feet per day of natural gas and 1,500 barrels per day of crude oil and condensate.

      In North America in 1995, Amoco continued to increase its efforts in the marketing of natural gas and the purchase and resale of natural gas from third parties. Outside North America, Amoco also continued to expand its efforts in the exploration, development and transportation of natural gas.

       In Canada, Amoco divested interests in the Elk Point/Lindbergh area as part of a strategy to redirect resources to more profitable, longer-producing investments. Proceeds are funding heavy oil growth in Primrose, Wolf Lake and Wabasca areas of Alberta.

      In Colombia, Opon Well Number 4 confirmed large gas and condensate reserves in the Opon field. The well tested at rates in excess of 58 million cubic feet per day of natural gas. Amoco and its partners are pursuing natural gas sales contracts to monetize this resource; and if current negotiations prove successful, production may start up by year-end 1996 or early 1997.

       In China, Amoco Orient Petroleum Company commenced development of the Liuhua Field in 1993 after approval by the People's Republic of China. Amoco is the operator and has a net working interest of 24.5 percent. Estimated total cost of development for Amoco is $152 million, with $23 million expected to be spent in 1996. First production is expected this year, with average 1996 production expected to be 23,000 barrels of crude oil per day.

      In Egypt, the development of two natural gas discoveries in the Nile Delta is planned to begin during the last half of 1996. The estimated cost for Amoco of the development is $280 million. The gross proven reserves are 2 trillion cubic feet of natural gas, of which Amoco has a 50 percent working interest. The Nile Delta developments are anticipated to fulfill both local requirements as well as export markets utilizing Egypt Trans Gas Company ("ETGC"), the first private Egyptian natural gas company, in which Amoco is a 33 percent interest owner. ETGC is involved in the Egypt to Israel gas pipeline project. In addition to this development, the Nile Delta drilling program includes eight more exploration and appraisal wells.

      In 1995, Amoco Netherlands focused on exploring new opportunities in the mid-stream gas market and increasing the efficiency of ongoing operations by further reduction of operating expenses. Also, a reservoir within Amoco's jointly-owned Bergen concession is being converted to a natural gas storage unit. Construction of the facilities is anticipated to be completed by the 1997-98 heating season. Amoco's net development costs are estimated to be $72 million. Amoco is the operator with a net working interest of 36 percent.

      In Norway, Amoco started work on a wellhead protector platform that will be connected to the existing Valhall field facilities. Production will commence from the new platform by mid-1996. Development drilling will continue into 1998. Amoco's total cost for the development is estimated to be $70 million. Amoco is the operator with a net working interest of
28.09 percent.

     In the United Kingdom, the link between the Amoco-operated Central Area Transmission System ("CATS") and British Gas's National Transmission System was substantially completed in 1995. In addition, work continued on the construction of onshore gas processing facilities at the CATS Terminal in
Teesside,  England.   This  processing  plant  is  required  to
fulfill obligations under contracts with the British Gas operated Armada field and the Texaco operated Erskine field. Amoco's cost related to these facilities, which will be able to process 600 million cubic feet of natural gas per day, is estimated at $40 million.

      CATS also exchanged letters of intent with the Eastern Trough Area Project ("ETAP"), a joint development led by British Petroleum. Subject to final contractual agreement, CATS will begin transporting and processing approximately 600 million cubic feet per day of ETAP natural gas beginning in late 1998. The contract with ETAP will require CATS to construct a second processing unit at Teesside. Construction is scheduled to begin in 1996. With the execution of the ETAP agreement, contracts will have been concluded for the use of all CATS capacity, which currently stands in excess of 1.6 billion cubic feet of natural gas per day.

     Also in the United Kingdom, Amoco has entered into a joint venture to market natural gas directly to domestic and commercial customers initially in southeastern United Kingdom. The venture will use natural gas from Amoco's North Sea fields it operates as well as other projects in which Amoco has interests.

      In  Sharjah, Amoco drilled 7 new development wells in the
Kahaif  and  Sajaa fields in 1995 at a total net  cost  of  $13 million, resulting in a 38 percent increase in oil-equivalent production compared to 1994.

      In Trinidad and Tobago, Amoco is a major player in the joint-venture development of a Liquefied Natural Gas ("LNG") plant with a 34 percent net working interest. Amoco will produce and supply 100 percent of the natural gas for the plant, which is expected to be about 3 trillion cubic feet over the next 20 years. Amoco's investment in the upstream and downstream assets associated with the LNG plant will amount to more than $1 billion. This plant links Amoco's highly successful Trinidadian exploration and production efforts with further downstream LNG operations and sales. A final site has been selected and the major engineering, procurement and construction contracts are expected to be awarded in early 1996. First deliveries are scheduled for mid-1999.

     Also in Trinidad, Amoco made three significant discoveries last year which should yield more than 1.5 trillion cubic feet of new natural gas resources when fully developed. These discoveries will provide additional resources to serve the local market of Trinidad and Tobago and provide for potential additional LNG growth.

      Amoco is one of the leading companies composing the Azerbaijan International Operating Company ("AIOC"), which is working with the State Oil Company of Azerbaijan to develop three fields (Azeri, Chirag, and Gunashli) in the Caspian Sea. These fields hold an estimated 4 billion barrels of potential oil reserves. Amoco holds a 17 percent interest in the project. In 1995, AIOC and the Azerbaijan government agreed on two pipeline routes to the Black Sea for early oil transportation from the Chirag field. Crude oil production is scheduled to begin in 1997.

      Average sales prices (including transfers) and production
costs  per  unit of oil and gas produced, for the  three  years ended December 31, 1995, are as follows:
                                United
                                States    Canada    Europe     Other
1995
Average sales prices:
 Crude oil (per barrel) .....    $16.02    $15.15    $17.18    $16.02

 Natural gas liquids
 (per barrel) ...............    $10.00    $ 9.71    $   --    $   --

 Natural gas (per thousand
 cubic feet, "mcf") .........    $ 1.35    $  .89    $ 2.45    $ 1.11

Average production costs (per
equivalent barrel) (*) ......    $ 3.54    $ 3.29    $ 5.59    $ 3.93

1994
Average sales prices:
 Crude oil (per barrel) .....    $14.82    $13.38    $15.49    $14.23

 Natural gas liquids
 (per barrel) ...............    $ 9.39    $ 8.75    $   --    $   --

 Natural gas (per mcf) ......    $ 1.66    $ 1.39    $ 2.23    $  .89

Average production costs (per
equivalent barrel) (*) ......    $ 3.89    $ 3.62    $ 6.62    $ 3.84

1993
Average sales prices:
 Crude oil (per barrel) .....    $15.96    $13.94    $17.69    $15.87

 Natural gas liquids
 (per barrel) ...............    $10.79    $ 9.44    $   --    $   --

 Natural gas (per mcf) ......    $ 1.88    $ 1.31    $ 1.97    $  .81

Average production costs (per
equivalent barrel) (*) ......    $ 4.42    $ 3.27    $ 6.43    $ 4.01

(*) Production costs are shown on a dollar-per-barrel basis after converting natural gas into equivalent barrel units.
   Natural gas was converted on the basis of approximate relative energy content.

      Reported average sales prices represent recorded revenues for oil and gas production quantities sold or transferred. In some cases, particularly in overseas areas, recorded revenues reflect adjustments for royalties, net profits interests, and other contractual provisions. Accordingly, the reported per barrel figures do not necessarily represent actual average prices at which sales and transfer transactions occurred. Production costs include costs involved in lifting oil or gas to the surface and in gathering, treating, field processing and field storage. Such costs include operating labor, repairs and maintenance, materials, supplies and fuel consumed. Also included are operating costs of NGL plants.

       Data   regarding  Amoco's  exploratory  and  development
drilling activities during the three years ended December 31, 1995, are summarized below:

                           United                                 World-
                           States    Canada    Europe    Other     wide
1995
 Net exploratory wells:
  Productive ..........         53        71        --        4      128
  Dry .................         47        24         4        8       83
   Total ..............        100        95         4       12      211
 Net development wells:
  Productive ..........        348       168         6      127      649
  Dry .................         20        10        --        4       34
   Total ..............        368       178         6      131      683
   Total net wells ....        468       273        10      143      894
1994
 Net exploratory wells:
  Productive ..........         43        39        --       11       93
  Dry .................         12        16         8        9       45
   Total ..............         55        55         8       20      138
 Net development wells:
  Productive ..........        457       114         2       98      671
  Dry .................         15        14        --       10       39
   Total ..............        472       128         2      108      710
   Total net wells ....        527       183        10      128      848
1993
 Net exploratory wells:
  Productive ..........         29        26        --        9       64
  Dry .................          6         5         2       11       24
   Total ..............         35        31         2       20       88
 Net development wells:
  Productive ..........        238        70         8       66      382
  Dry .................         10         3         1        1       15
   Total ..............        248        73         9       67      397
   Total net wells ....        283       104        11       87      485

      Shown  below  are  wells in process of being  drilled  at
December 31, 1995:
                   United
                   States     Canada    Europe    Other     Worldwide
Gross wells ....       185         5         16       41          247
Net wells ......       134         3          7       25          169


      The  number of wells owned by Amoco at December 31, 1995,
were as follows:
                     United
                     States     Canada      Europe    Other     Worldwide
Gross wells owned:
  Oil wells ......     22,319      3,535        208     2,491      28,553
  Gas wells ......     14,183      1,457        158        84      15,882
    Total ........     36,502      4,992        366     2,575      44,435

Net wells owned:
  Oil wells ......      8,028      2,092         76     2,466      12,662
  Gas wells ......      8,549        937         49        57       9,592
    Total ........     16,577      3,029        125     2,523      22,254

Multiple completion wells included above:
  Gross wells ....      1,579        219         --        --       1,798
  Net wells ......        752        165         --        --         917

      Amoco's proved and unproved acreage holdings, including acreage held under reservations, permits, options or similar arrangements at December 31, 1995, are summarized below:

                           United
                           States     Canada    Europe    Other    Worldwide
                                          (thousands of acres)
Gross acres:
  Proved ................    5,228     2,215       738       685       8,866
  Unproved ..............   11,517     4,151    11,231    45,114      72,013
  Reservations, permits,
  options, etc. ..........      78     3,859        --        --       3,937
     Total ..............   16,823    10,225    11,969    45,799      84,816

Net acres:
  Proved ................    2,312     1,426       212       314       4,264
  Unproved ..............    5,112     2,419     5,271    22,569      35,371
  Reservations, permits,
  options, etc. ..........      66     2,701        --        --       2,767
     Total ..............    7,490     6,546     5,483    22,883      42,402

Reserves

      This  section should be read in conjunction with data  on
reserves  presented  in  "Supplemental  Information"   to   the
Consolidated Financial Statements.

      Amoco replaced 134 percent of its production on an oil-energy equivalent basis during 1995, excluding ownership changes. Including the sale and purchase of properties, which primarily involved purchases of interests in the United States, and booking of early crude oil reserves associated with Amoco's 17 percent interest in a contract signed with the Azerbaijan government covering three fields in the Caspian Sea, the production replacement rate was 147 percent. The tables in "Supplemental Information" section set forth by geographic area net proved reserves as of December 31, 1995, 1994, 1993, and 1992 including reserves in which Amoco holds economic interest under production sharing and other types of operating agreements with foreign governments. Adding to 1995 reserves were discoveries and extensions in Argentina, Canada, Trinidad, the United Kingdom and the United States. Improved recovery additions in Canada, Egypt, Norway, Trinidad and the United States were also significant. Upward revisions of reserves also occurred in Argentina, Egypt, the Netherlands, Sharjah and the United Kingdom. As of March 1, 1996, no major discovery or significant event has occurred that would have a material effect on the estimated proved reserves reported at December 31, 1995.

       Shown  below  are  estimated  proved  reserves   as   of
December 31, 1995 and 1994:


                                   Crude Oil &
                                       NGL           Natural Gas
                                   (millions of     (billions of
                                     barrels)        cubic feet)
Net proved reserves:
 December 31, 1995 ...........        2,322            19,153
 December 31, 1994 ...........        2,205            18,521
Net proved developed reserves:
 December 31, 1995 ...........        1,918            15,441
 December 31, 1994 ...........        1,914            15,538

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

Oil and Gas Sales Commitments

      Amoco sells gas from its producing operations under a variety of contractual arrangements. Amoco has several gas sales contracts that specify obligations to make available fixed and determinable quantities. Amoco has 58 such contracts in the United States which, as of December 31, 1995, provide for the potential future delivery over the next three years of 749 billion cubic feet ("BCF") of natural gas. Amoco expects this commitment to be fulfilled from proved reserves. Amoco (U.K.) Exploration Company has a gas contract with Teesside Power Limited which provides deliveries over a three-year period as of December 31, 1995, of approximately 57 BCF of natural gas. Amoco expects this commitment to be fulfilled from reserves currently being developed. Amoco Canada has 17 outstanding natural gas contracts as of December 31, 1995. Over the next three years, deliveries under these contracts total approximately 336 BCF of natural gas, which Amoco anticipates will be fulfilled from proved reserves.

      Satisfying Amoco's obligations under sales contracts that specify fixed and determinable quantities is not expected to have a material adverse effect on Amoco's operations or earnings. These contracts do not limit potential gains due to future increases in market prices since essentially all are based on market postings, an index basis, are negotiated annually, or are converted from fixed prices to market prices through the use of swaps (see Note 4 to the Consolidated Financial Statements).

Supply and Marketing of NGL

      In Canada, Amoco is engaged in the wholesale marketing of NGL, which consists of ethane, propane, butanes and pentanes extracted from natural gas. The majority of Amoco's NGL is marketed on a wholesale basis under annual supply contracts which provide for price redetermination based on prevailing market prices. Sales volumes of NGL for 1995, 1994 and 1993 averaged 204,000 barrels per day, 173,000 barrels per day and 172,000 barrels per day, respectively.

Refining

      Amoco  owns  and operates five refineries in  the  United
States. The daily operable capacity of these refineries in 1995 is shown below:

                                                    Daily
                                                 Operable
                                                 Capacity
Location of Refinery                            (barrels)

Texas City, Texas ...........................     433,000
Whiting, Indiana ............................     410,000
Mandan, North Dakota ........................      58,000
Yorktown, Virginia ..........................      53,000
Salt Lake City, Utah ........................      44,000
          Total .............................     998,000

      Daily input to crude units averaged 926,000 barrels in 1995, 959,000 barrels in 1994 and 958,000 barrels in 1993.
Crude  unit utilization was 92.8 percent in 1995 compared  with
97.5 percent in 1994. The decline compared with 1994 reflected higher planned and unplanned refinery maintenance. Energy efficiency improved in line with long-range energy conservation plans with consumption declining 11 percent since 1988. Refinery investments focused on chemical feedstock production, sustaining reliable operations, increasing crude flexibility and environmental compliance.

Transportation

      Amoco operates extensive transportation facilities for crude oil, refined products, NGL, CO2 and petrochemical feedstocks in the United States. Crude oil is transported from most of the oil-producing areas of the continental United States to refining centers in the Rocky Mountain, midwestern and southwestern states. The crude oil system delivers directly to 11 refineries, four of which are owned by Amoco. Indirectly, the system serves some 35 refineries of other companies through connecting common carrier pipelines. In addition, the common carrier refined petroleum product system is connected to three refineries. Chemical feedstock lines receive product directly from Amoco refineries and other Amoco plants, and deliver directly to various plants. NGL is gathered and then transported through a system of owned, partially owned and common carrier pipelines in Canada and the United States. In total, Amoco's pipeline network in North America aggregates 16,954 miles, consisting of 2,784 miles of gathering lines and 14,170 miles of trunk lines. In 1995, shipments through Amoco's pipelines system in North America totaled 400 million barrels of crude oil and 383 million barrels of refined products and feedstocks.

      Minority interests are also owned in 9 other common carrier pipeline companies, including Amoco's 14.3 percent interest in Colonial Pipeline Company, a common carrier refined products pipeline system which runs 1,600 miles from near Houston, Texas, to the New York City area, and its 10.5 percent interest in Endicott Pipeline, a crude oil pipeline system which runs from the Beaufort Sea to the Trans Alaska Pipeline. In 1995, Amoco divested its interest in Wyco Pipeline Company.

      In January 1996, Amoco signed an agreement to build a pipeline from Billings, Mont., to Elk Basin, Wyo., as part of a joint venture with Conoco, to ship Canadian crude to Salt Lake City and Denver. The pipeline will increase the availability of Canadian crude oil to the Salt Lake City refinery, supporting refining and marketing plans for the northern Rocky Mountain states. Amoco also signed an agreement to purchase a Texaco pipeline system that will maintain an economic crude supply for the Mandan, N.D., refinery.

     Amoco also owns and leases a number of trucks and railcars which are used to transport crude oil, raw materials, refined products and chemicals in North America.

      As of December 31, 1995, Amoco owned four U.S. Flag tug/barges and bareboat chartered another tug/barge, giving Amoco an aggregate of 100 thousand deadweight tonnage ("DWT"). Amoco was also committed under long-term time charters to three international flag tankers, totaling 240 thousand DWT. An additional 317 thousand DWT was time chartered on a short-term basis, of which 51 thousand DWT was for a U.S. Flag tanker.

Marketing of Petroleum Products

      The principal refined products manufactured and marketed by Amoco are gasolines, diesel fuels, jet fuels, heating oils, asphalt, residual fuels, motor oils, greases and lubricants. Motor gasolines, diesel fuels, heating oils and motor oils are sold under various brand names and trade names, the principal ones of which include the words AMOCO, PERMALUBE, ULTIMATE, SILVER and in the midwestern states, STANDARD. Amoco also sells large quantities of liquefied petroleum gas and NGL, and offers convenience merchandise and related services to motorists, some of which are marketed under the CERTICARE and SPLIT SECOND brand names.

      In the United States, Amoco's marketing of petroleum products is concentrated in the midwest, east and southeast. Amoco supplies about 9,300 gasoline retail outlets, of which approximately 3,000 are either owned or leased. Most of these outlets are independently operated. Amoco continues to reposition its marketing operations by acquisitions, asset recapitalization and construction of high volume facilities, including cobranded sites with retailers such as McDonald's Corporation. Amoco also has plans to open outlets in Poland, Romania and Bulgaria. In 1995, petroleum product sales volumes averaged 1,171,000 barrels per day in the United States, about the same as in 1994. Gasoline sales averaged 614,000 barrels per day and distillates averaged 366,000 barrels per day, both about the same as in 1994. In 1995, Amoco sold its motor club to a third party who will continue to market motor club memberships under the Amoco name.

      U.S. sales volumes of petroleum products for the three years ended December 31, 1995, are detailed below:

                                1995         1994         1993
                             (thousands of barrels per day)

United States:
 Gasoline ..............         614          612          597
 Distillates ...........         366          369          350
 Other products ........         191          196          184
  Total ................       1,171        1,177        1,131

Chemicals

      Amoco produces and markets a variety of petroleum-based chemicals worldwide. Chemical feedstocks include paraxylene ("PX"), metaxylene, olefins, and styrene used as raw materials for other chemical product lines. Chemical intermediates include purified terephthalic acid ("PTA"), the preferred raw material for the manufacture of polyester; purified isophthalic acid ("PIA") used for isopolyester resins and gel coats; trimellitic anhydride used principally in plasticizers; polybutene used in lubricating oil additives; and dimethyl-2 6-naphthalene dicarboxylate, commonly known as "NDC", used for photographic film and specialized packaging. Polymers include polypropylene used for molded products, fibers and films;
polystyrene used for foam food packaging and other applications; engineering polymers used for medical, automotive and electronic applications; and carbon fibers used in sporting goods and aerospace applications. Fabrics and fibers are primarily used in carpet backing and industrial uses such as civil engineering fabrics and agricultural bagging. Foam products are used in consumer tableware, packaging trays and insulation boards.

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

       A wholly owned chemical plant at Geel, Belgium manufactures PTA, PIA and polypropylene. Facilities for the fabrication of carpet backing and industrial cloth from polypropylene are located in the United Kingdom, Germany, Australia and Brazil. In 1995, Amoco acquired a fabrics and fibers plant in Matehuala, Mexico.

      In 1994, Amoco began construction of a wholly-owned PTA plant in Malaysia, with annual capacity of 500,000 tons; start-up is expected in the first half of 1996. In 1995, Amoco began construction of a PTA joint-venture plant in Indonesia, with annual capacity of 350,000 tons; start up is expected in 1997. Amoco holds a 40 percent direct interest in an aromatics complex in Singapore. This joint venture, Singapore Aromatics Company, includes paraxylene capacity of 350,000 metric tons and is expected to start up in early 1997.

      Amoco also holds a 50 percent interest in a fabrics plant in China; a 50 percent interest in an isophthalic acid plant in Japan; and the following interests in PTA plants: 49 percent in Brazil; 50 percent in Taiwan; 35 percent in South Korea; and 9 percent in Mexico.

      The following table sets forth chemical segment revenues for the three years ended December 31, 1995:

                                  1995       1994         1993
                                   (millions of dollars)
Chemical feedstocks ......     $   704    $   531      $   397
Chemical intermediates ...       2,622      1,791        1,421
Polymers .................         890        697          545
Fabrics and fibers .......         970        936          717
Foam products ............         288        252          226
Other ....................         243        307          316
  Total Worldwide ........     $ 5,717    $ 4,514      $ 3,622

      In early 1996, Amoco announced it was reviewing strategic alternatives, including possible divestment of Atlanta-based Amoco Foam Products Company. Amoco Foam is a leading manufacturer and marketer of polystyrene foam products, with nine plants in the United States. In 1995, Amoco Foam product revenues totaled $288 million.

     On March 1, 1996, Amoco Corporation completed the purchase of Albemarle Corporation's alpha olefins, poly alpha olefins and synthetic alcohols for approximately $500 million. The purchase involves about 550 people with assets in Texas and Belgium.

Other Operations

      In 1995, Amoco completed the sale of the consulting, engineering, remediation and in-plant services of its wholly owned subsidiary, Ecova Corporation, which included a 45,000-ton-per-year hazardous-waste incinerator in Nebraska.

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

      Much of Amoco's high technology new business development is consolidated in a separate operating subsidiary, Amoco Technology Company. Currently, the operating company has four areas of major focus: telecommunications, photovoltaics (solar power), DNA-based diagnostic products and alternative feedstock development products.

      One of Amoco Technology Company's wholly owned ventures, ATx Telecom Systems, Inc., is in the business of manufacturing high performance fiber optic communications equipment used in the rapidly expanding markets for cable television, terrestrial long-distance and undersea telephone industry.

      In January 1995, Amoco and Enron Corporation formed a general partnership to continue the manufacturing and marketing of both semicrystalline and amorphous silicon modules that produce electricity directly from sunlight, as well as to develop solar powered electric generation facilities. The joint venture, Amoco/Enron Solar, owns the business and technologies previously held by Solarex Corporation (a wholly owned subsidiary of Amoco Technology Company). A separate division, Amoco/Enron Solar Power Development, assumed the responsibility for development of worldwide power marketing for projects that produce and sell solar energy.

      Vysis, Inc., another wholly owned venture, is currently developing, manufacturing and marketing a series of DNA probe reagents and automated instruments which can be used for genetic testing or diagnosing cancer and prenatal disorders.

      The remaining company owned by Amoco Technology Company, Amoco Ethanol Development Company ("AEDC"), was originally initiated in 1991 as a research and development program based on the use of biomass as a feedstock for fuel production. In August 1995, AEDC and Stone & Webster Engineering Corporation formed a fifty/fifty partnership, SWAN Biomass Company, to commercialize this biomass to ethanol technology for fuel and industrial uses.

Research

       Research operations are conducted at five research centers. At Tulsa, Oklahoma, research activities are directed toward new and improved methods for finding and producing crude oil and natural gas. At Naperville, Illinois, research is conducted to develop new and enhanced chemical and petroleum products and processes. These efforts include improvement of product performance and methods used in the manufacturing of chemicals and polymers, and refining of crude oil. The Alpharetta, Georgia, research facility also conducts research for polymers and engineered resins. Research and development in support of photovoltaics and physical technology are carried out at Newtown, Pennsylvania, and Downers Grove, Illinois, respectively.

      Expenditures for research and technology development activities totaled $175 million in 1995, $255 million in 1994 and $292 million in 1993. An average of 1,326, 1,382 and 1,593 professional employees were engaged full-time in these activities during 1995, 1994 and 1993, respectively.

Employees

      Amoco had 42,689 employees in its worldwide operations as of December 31, 1995. Of this total, 33,817 were located in the United States, with approximately 15 percent represented by various labor organizations. The remaining 8,872 employees were located in foreign countries, of which approximately 22 percent were represented by labor groups.

Competition

      All phases of the petroleum and chemical industries, comprising numerous competitors large and small, are highly competitive, including the search for and development of new sources of supply; the construction and operation of crude oil and refined products pipelines; and the refining, manufacturing, distributing and marketing of petroleum and chemical products. The petroleum industry also competes with other industries in supplying energy, fuel and other needs of consumers. Amoco does not consider one or a small group of competitors to be dominant in the industries in which it competes. Amoco is the largest corporate producer of natural gas in the United States, and it is the largest private owner of natural gas reserves in North America. Amoco believes that it ranked seventh in crude oil and natural gas liquids production in the United States in 1995. During 1995, Amoco marketed about 7 percent of the refined products sold in the United States. Amoco sells petroleum products in 32 states. Amoco was also active in approximately 40 countries. Amoco is among the largest U.S. chemical companies in terms of sales revenues. Amoco is the world's largest manufacturer of PTA, with annual capacity of 5.1 million metric tons, including joint ventures. Amoco is also the world's leading manufacturer of paraxylene with annual wholly owned production capacity of
1.4 million metric tons. In addition, the discussion under the headings "Exploration and Production," "Reserves," "Oil and Gas Sales Commitments," "Supply and Marketing of NGL," "Refining," "Transportation," "Marketing of Petroleum Products," "Chemicals," "Other Operations" and "Research" in Items 1 and 2 of this Form 10-K discloses more detailed information on product markets included in the various segments of Amoco's operations.

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

     An excise tax, commonly known as the Superfund tax, became effective on January 1, 1987. This tax is imposed to finance an $11.97 billion hazardous substance cleanup program. The tax consists of four parts: (1) a petroleum tax, imposed at a rate of 9.7 cents per barrel for domestic crude received at U.S. refineries and imported petroleum products (including crude oil). In addition, the Oil Spill Liability Trust Fund Tax became effective January 1, 1990. This tax, which was imposed at the rate of 5 cents per barrel and is an additional part of the petroleum tax portion of the Superfund tax imposed upon domestic crude and imported petroleum products (including crude oil), was suspended effective July 1, 1993; (2) a chemical feedstock tax, imposed at a rate of up to $4.87 per ton for taxable chemicals. Effective January 1, 1989, certain taxable substances, which are manufactured from chemicals subject to the chemical feedstock tax, are taxable on imports into the United States. On export, these substances are eligible for a credit or refund of the chemical feedstock tax paid on chemicals used in their manufacture; (3) a broad-based environmental tax, imposed at a rate of .12 percent of a corporation's "modified alternative minimum taxable income" in excess of $2 million as computed under the Tax Reform Act of 1986. This tax applies regardless of whether a taxpayer has any alternative minimum tax liability; and (4) an underground storage tank tax, which is imposed at a rate of .1 cent per gallon of gasoline and certain other fuels. Effective January 1, 1996 the Superfund tax expired; however, it is subject to reauthorization by Congress.

Environmental Protection

      Federal, state and local environmental, health and safety laws and regulations continue to grow in both number and complexity, presenting Amoco and the industry with new challenges in attaining and maintaining compliance. This trend is also reflected in the international arena where Amoco has targeted new growth opportunities. Public concern about environmental quality and potential health risks are driving forces behind many new requirements. The activities of natural resource companies like Amoco are increasingly affected by these initiatives. On the horizon, new initiatives like global warming, may lead to additional regulation in the future.

      Amoco's operations face stricter controls on releases of pollutants to the air, water, soil and ground water. Process equipment and pollution control devices continue to be upgraded, or new controls added, to comply with these standards. Waste handling and treatment strategies have been adopted to deal with restrictions on the land disposal of certain hazardous wastes, the liabilities imposed by federal and state waste handling and disposal laws and increasingly stringent wastewater treatment requirements. Remediation of contaminated sites under the Resource Conservation and Recovery Act, the federal Superfund law, and similar state laws is ongoing and will continue for the foreseeable future. Amoco has conducted environmental reviews of many refineries, chemical plants, distribution facilities, service stations, oil and gas operations and other sites, and numerous projects are underway or completed to address the contamination found. Amoco's refining and marketing operations continue to adapt to current and future reformulated gasoline requirements under clean air laws.

      Amoco engages in a wide variety of activities as part of its commitment to environmental stewardship. Amoco conducts periodic audits of its organizations and facilities to ensure the integrity and effectiveness of environmental, health and safety management systems. The Crisis Management Plan seeks to provide prompt and effective responses to emergencies. Amoco has in place many worker health and safety programs. Amoco's International Standard of Care sets performance standards or goals that apply to Amoco's diverse operations.

       Amoco's 1995 capital expenditures for existing environmental regulations totaled $146 million. This sum excluded $334 million for operating costs and amounts spent on research and development, and $116 million of mandated and voluntary remediation spending. Spending for remediation in 1996 is expected to approximate the 1995 level. Capital expenditures in the environmental area are expected to be approximately $140 million in both 1996 and 1997.

Executive Officers of the Registrant

      Certain information required by Item 10 with respect to executive officers is incorporated by reference to pages 3-10 of Amoco's Proxy Statement dated March 11, 1996. The following table sets forth information concerning other executive officers of Amoco as of March 1, 1996:

                                                                     Served
                                                                       as
                                                                    Officer
       Name                   Principal Occupation           Age     Since
R. Wayne Anderson .    Senior vice president, human           54      1986
                       resources
John L. Carl ......    Executive vice president and           48      1991
                       chief financial officer
James E. Fligg ....    Senior executive vice president,       59      1991
                       strategic planning and
                       international business development
L. Richard Flury ..    Executive vice president,              48      1994
                       exploration and production sector
W. Douglas Ford ...    Executive vice president,              52      1992
                       petroleum products sector
John R. Reid ......    Vice president and controller          53      1991
Enrique J. Sosa ...    Executive vice president,              55      1995
                       chemicals sector
George S. Spindler     Senior vice president, law and         58      1989
                       corporate affairs
David F. Work .....    Senior vice president, shared          50      1996
                       services

      An officer holds office until his or her resignation, removal, death, retirement or termination of employment with Amoco. All executive officers, with the exception of John L. Carl and Enrique J. Sosa, have been employed by Amoco or its subsidiaries for more than five years. John L. Carl was elected Executive Vice President and Chief Financial Officer effective April 1, 1994. From October 1993 to April 1994, he was Senior Vice President Finance and Controller of Amoco Corporation. Prior to that time, John L. Carl was Vice President and Controller of Amoco Corporation, elected effective February 1, 1991. From 1989 until joining Amoco, John L. Carl was Vice President and Chief Financial Officer for National Computer Systems in Minneapolis, Minnesota. From 1986 to 1989, John L. Carl was Vice President and Controller for Kraft, Inc., based in Glenview, Illinois.

      Enrique J. Sosa was appointed executive vice president, Chemicals Sector, effective October 1, 1995. Prior to that time, Enrique J. Sosa was senior vice president of Dow Chemical Company and president of Dow North America. From 1987 to 1990, Enrique J. Sosa was group vice president, Chemicals and Performance Products. He was commercial vice president, Specialty Chemicals, from 1985 to 1987 and president, Dow Brazil, from 1984 to 1985.

      James  E.  Fligg  was  appointed  Senior  Executive  Vice
President, strategic planning and international business development, effective October 1, 1995. James E. Fligg was elected Executive Vice President in June 1993. His title changed to Executive Vice President, Chemicals Sector effective July 1, 1994. He was named President of Amoco Chemical Company in July 1991. From 1989 to 1991, James E. Fligg was Executive Vice President of Amoco Chemical Company.

      L. Richard Flury was appointed Executive Vice President, Exploration and Production Sector, effective January 1, 1996.
L. Richard Flury was elected Senior Vice President, Shared Services in July 1994. From 1993 until July 1994 he was both Chairman of Amoco Orient Company and Project Manager for an extensive study of Amoco's corporate support groups. L. Richard Flury served as Executive Vice President of Amoco Chemical Company from February 1991 to March 1993 and as Senior Vice President, Worldwide Exploration for Amoco Production Company from October 1989 to February 1991.

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

      David F. Work was appointed Senior Vice President, Shared Services, effective January 1, 1996. Six of the Shared Services departments report to David F. Work: information technology; facilities and services; business services; environment, health and safety; purchasing; and analytical services. In addition, the Shared Services Integration Team reports to David F. Work. David F. Work joined Amoco in 1970 and was group Vice President of worldwide exploration for Amoco Production since February, 1992. David F. Work had been President and General Manager of Amoco Egypt Oil Company. Prior to that time he had been Vice President of Amoco Production's Houston region and Vice President of exploration for the Africa and Middle East region.

      Except as previously described, others shown in the table on the previous page, who have been officers less than five years, served in substantially the same position but were not officers or had different officer titles.

Item 3. Legal Proceedings

      Eleven proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7.1 million.

      The Internal Revenue Service ("IRS") has challenged the application of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1989. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to 1980 through 1982. The Corporation has filed a petition in the U.S. Tax Court contesting the IRS statutory Notice of Deficiency. Trial on the matter was held in April 1995, and a decision is expected in 1996. A comparable adjustment of foreign tax credits for each year has been proposed for the years 1983 through 1989 based upon subsequent IRS audits. Similar challenges could arise relating to years subsequent to 1989. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. The Corporation is confident that it will prevail in the litigation. Consequently, this dispute is not expected to have a material adverse effect on the liquidity, results of operations, or the consolidated financial position of the Corporation.

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

      Amoco has various other suits and claims pending against it among which are several class actions for substantial monetary damages which in Amoco's opinion are not meritorious. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these other suits and claims, Amoco believes that, while the aggregate amount could be significant, it will not be material in relation to its liquidity or its consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

                              PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     The principal public trading market for Amoco common stock is the New York Stock Exchange. Amoco common stock is also traded on the Chicago, Pacific, Toronto, and four Swiss stock exchanges. The following table sets forth the high and low share sales prices of Amoco common stock as reported on the New York Stock Exchange and cash dividends paid for the periods presented.

                          Market Prices           Cash
                                                Dividends
                        High         Low        Per Share
1995
First quarter .....   $ 64 1/4    $ 56 3/8        $ .60
Second quarter ....   $ 69 3/4    $ 61 3/8        $ .60
Third quarter .....   $ 69 1/4    $ 62 1/2        $ .60
Fourth quarter ....   $ 72 5/8    $ 63 1/8        $ .60
1994
First quarter .....   $ 56 1/8    $ 50 7/8        $ .55
Second quarter ....   $ 60        $ 51 1/8        $ .55
Third quarter .....   $ 61 1/4    $ 56 3/4        $ .55
Fourth quarter ....   $ 64 1/8    $ 57 1/2        $ .55

      Year-end 1995 and 1994 market prices were $71 7/8 and  59
1/8, respectively.

      Amoco had 131,254 shareholders of record at December 31, 1995.

      On January 23, 1996, the board of directors declared a quarterly cash dividend rate of 65 cents per share, an increase of 5 cents per share, or 8 percent, over the previous rate.

Item 6.     Selected Financial Data

      The following selected financial data, as it relates to the years 1991 through 1995, have been derived from the consolidated financial statements of Amoco, including the consolidated statement of financial position at December 31, 1995 and 1994 and the related consolidated statement of income and consolidated statement of cash flows for the three years ended December 31, 1995, and the notes thereto, appearing elsewhere herein.

                              1995      1994       1993       1992      1991
                              (millions of dollars, except per-share amounts
                                                  and ratios)
Income statement data--
Year ended
  December 31:
  Sales and other operating
  revenues (excluding
  consumer excise taxes) ..  $27,066   $26,048    $25,336    $25,280  $25,325
  Net income (1) ..........  $ 1,862   $ 1,789    $ 1,820    $   850  $ 1,173
  Net income per share (1)   $  3.76   $  3.60    $  3.66    $  1.71  $  2.36
  Cash dividends per share   $  2.40   $  2.20    $  2.20    $  2.20  $  2.20
  Ratio of earnings to
  fixed charges (2) .......      6.9       8.9        8.0        3.5      5.0
Balance sheet data-At
  December 31:
  Total assets ............  $29,845   $29,316    $28,486    $28,453  $30,510
  Long-term debt ..........  $ 3,962   $ 4,387    $ 4,037    $ 5,005  $ 4,470
  Shareholders' equity ....  $14,848   $14,382    $13,665    $12,960  $14,156
  Shareholders' equity per
  share ...................  $ 29.91   $ 28.97    $ 27.53    $ 26.11  $ 28.52

(1)Excludes cumulative effects of accounting changes of $(924) million in 1992, or $(1.86) per share, and $311 million in 1991, or $.62 per share.
(2)Earnings consist of income before income taxes and fixed charges; fixed charges include interest on indebtedness, rental expense representative of an interest factor, and adjustments for certain companies accounted for by the
   equity    method.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

      This  discussion should be read in conjunction  with  the
consolidated  financial  statements,  accompanying  notes   and
supplemental information.

Highlights                         1995        1994        1993
Net income (millions) .....      $ 1,862     $ 1,789     $ 1,820
Net income per share ......      $  3.76     $  3.60     $  3.66
Cash dividends per share ..      $  2.40     $  2.20     $  2.20
Return on average
  shareholders' equity ....         12.7%       12.8%       13.7%
Return on average
  capital employed ........         10.3%       10.2%       10.6%

      Consolidated net income for 1995 was $1,862 million, compared with $1,789 million and $1,820 million for 1994 and 1993, respectively. Year-to-year comparisons in net income were affected by the significant unusual items that are summarized in the table below:

incr./(decr.) net income         1995        1994         1993
                                    (millions of dollars)
Impairment ................    $ (380)     $   --      $   --
Gains on dispositions .....        83          45         190
Crude oil excise tax
  settlement ..............        --         270          --
Restructuring accruals ....        --        (256)       (170)
Environmental provisions ..        --         (60)         --
Tax obligations and other .        --          62          60

      Included in 1995 earnings were non-cash charges of $380 million associated with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-lived assets with recorded values that are not expected to be recovered through future cash flows to be written down to current fair value. Also included in 1995 earnings was an $83 million gain related to the sale of Amoco Motor Club.

      Earnings in 1994 benefited from settlements of crude oil excise taxes ("COET") of $270 million, a gain of $45 million related to the disposition of certain European oil and gas properties and tax adjustments related to prior years totaling $62 million. Adversely affecting 1994 earnings were charges of $256 million associated with Amoco's restructuring of operations, and provisions for future environmental remediation expenditures relating to past operations totaling $60 million.

      Excluding  unusual items for all periods,  1995  earnings
would  have  been  $2,159  million, up  25  percent  from  1994 earnings of $1,728 million; 1994 earnings would have been about the same as 1993.

      The increase in 1995 results of operations primarily represented higher chemical earnings resulting from both higher volumes and margins across most product lines, and strong exploration and production ("E&P") earnings overseas. These strong results, as well as continuing efficiency improvements throughout the organization, more than offset lower U.S. petroleum product margins and lower North American natural gas prices.

      Sales and other operating revenues totaled $27 billion in 1995. The 4 percent increase in revenues primarily resulted from increased chemical product revenues, which were up 29 percent, reflecting higher volumes and prices for most product lines. Natural gas revenues were lower in 1995 by 11 percent, primarily reflecting lower North American prices.

      Total costs and expenses increased 3 percent in 1995. Operating expenses were down $19 million compared with 1994, after adjusting 1994 operating expenses for restructuring charges of $169 million related to various facility closings and asset dispositions. In 1995, expense reductions resulting from restructuring efforts more than offset increased costs to support expanded chemical activities and higher planned and unplanned refinery maintenance expenses. Exploration expenses decreased $23 million primarily due to lower overseas dry hole costs. Selling and administrative expenses for 1995 were down 5 percent. The 1995 selling and administrative expenses included ongoing restructuring costs of $133 million, while 1994 expenses included restructuring charges of $225 million related to employee termination costs. Also, 1995 expenses included adverse currency effects of $7 million before tax, compared with favorable currency effects of $57 million before tax in 1994. Depreciation, depletion, amortization, and retirements and abandonments totaled $2,794 million in 1995, an increase of $555 million over 1994, reflecting impairment charges of $602 million associated with the adoption of SFAS No. 121. Interest expense increased by $17 million in 1995 as the result of higher debt balances and slightly higher interest rates.

Industry Segments

      Results on a segment basis, for the five years ended December 31, 1995, are presented in the table below. In 1995, Amoco changed its reporting of business segment information to align with its new organizational structure, which includes three sectors: exploration and production, petroleum products and chemicals. Segment earnings for the prior years have been restated to conform to the new basis.

                             1995       1994       1993       1992      1991
                                             (millions of dollars)
Exploration and production
     United States .......  $  463    $  820     $  826      $  788   $  592
     Canada ..............       9       199        449          38      131
     Europe ..............      88       (65)      (102)       (103)      44
     Other ...............     245        76        (48)        280      141
           Subtotal ......     805     1,030      1,125       1,003      908

Petroleum products .......     380       410        713         309      554
Chemicals ................     963       485        222         (91)      64
Corporate and other
operations* ..............    (286)     (136)      (240)       (371)    (353)
Income before the
cumulative effects of
accounting changes .......   1,862     1,789      1,820         850    1,173

Cumulative effects of
accounting changes .......      --        --         --        (924)     311
     Net income (loss) ...  $1,862    $1,789     $1,820      $  (74)  $1,484

*Corporate  and  other  operations  include  net  interest  and general  corporate expenses, and the results if investments  in
technology   companies,  real  estate   interests   and   other
activities.

Exploration and Production

United States

      Exploration and Production ("E&P") earnings in the United States totaled $463 million in 1995, compared with restated earnings of $820 million and $826 million in 1994 and 1993, respectively. Included in 1995 results were charges of $234 million for impairment of long-lived oil and gas producing properties associated with the adoption of a new accounting standard. Under this method, these properties are evaluated by individual field; previously an aggregated approach was used. The 1994 earnings benefited from the crude oil excise tax ("COET") settlement of $90 million, offset by restructuring charges of $47 million.

      Excluding these items from both periods, E&P earnings for 1995 were $697 million, compared with $777 million for 1994. The decline in earnings primarily resulted from lower U.S. natural gas prices, and higher exploration expenses, which increased by $39 million over 1994. Partly offsetting were higher crude oil prices and lower operating expenses.

      Amoco's  U.S.  natural gas prices averaged  approximately
$1.35 per thousand cubic feet ("mcf") in 1995, down about  $.30 per mcf from 1994 reflecting increased industry supplies.

      Amoco's U.S. crude oil prices averaged $16.02 per barrel for 1995, up about $1.20 per barrel over 1994. U.S. crude oil prices began the year at $15.60 per barrel and increased gradually through the first six months of 1995, fluctuated downward over the latter part of the year, before increasing slightly at year-end.

      U.S. natural gas production averaged 2.5 billion cubic feet per day in 1995, about the same as in 1994. Crude oil and natural gas liquids ("NGL") production averaged 295,000 barrels per day in 1995, also level with 1994, as higher NGL production offset declining crude oil production.

Canada

      Canadian exploration and production operations, which include supply and marketing of NGL, earned $9 million in 1995, compared with restated earnings of $199 million in 1994 and $449 million in 1993. The decrease in 1995 earnings primarily resulted from impairment charges of $93 million, lower natural gas prices, which averaged $.89 per mcf, $.50 per mcf below 1994 levels, and lower crude oil production reflecting property dispositions. Also adversely affecting results was unfavorable currency effects of $12 million. Partly offsetting were higher crude oil prices, up $1.77 per barrel over 1994, an increase in supply and marketing earnings on the strength of higher NGL margins, and lower operating expenses. Natural gas production averaged 842 million cubic feet ("mmcf") per day in 1995, 3 percent above 1994. Crude oil and NGL production declined 10 percent to 66,000 barrels per day in 1995.

Overseas

      European exploration and production operations earned $88 million in 1995 compared with restated losses of $65 million and $102 million in 1994 and 1993, respectively. The improvement in earnings over 1994 reflected lower exploration expenses of $55 million before tax, and a reduction in operating expenses. Also favorably affecting results were higher crude oil and natural gas prices. Average crude oil prices increased about $1.70 per barrel over 1994 while average natural gas prices were up 10 percent to $2.45 per mcf. Gains on property dispositions in 1995 added about $15 million to results, approximately $30 million lower than 1994. Production, on an energy-equivalent basis, increased slightly as higher natural gas production more than offset a 3 percent decline in crude oil and NGL production.

      Exploration and production operations in other overseas areas earned $245 million in 1995. This compared with restated earnings of $76 million in 1994 and a restated loss of $48 million in 1993. Higher energy prices and lower expenses contributed to the improvement in earnings. Also, 1995 performance benefited from a gain of $18 million related to the divestment of Congo operations and the absence of a 1994 charge of $18 million associated with the relinquishment of the Myanmar concession. Natural gas production increased 5 percent in 1995 to 581 mmcf per day, as a result of higher production in Sharjah. Crude and NGL production averaged 235,000 barrels per day in 1995, essentially level with 1994.

1994 vs. 1993

      U.S. exploration and production operations earned $820 million in 1994 compared with $826 million in 1993. Adversely affecting 1994 earnings were lower energy prices and lower crude oil production volumes. Partly offsetting were higher natural gas volumes, lower operating expenses and lower depreciation, depletion and amortization expense. Also, 1994 included the previously mentioned COET settlement and restructuring charges, while the 1993 results included after-tax charges of $63 million related to environmental provisions and $25 million related to tax obligations.

      In 1994, restated earnings outside the United States for exploration and production operations totaled $210 million, compared with $299 million in 1993. Included in 1994 earnings was a $45 million gain on the disposition of certain European properties; included in 1993 earnings were gains of $120 million from the divestment of a portion of Amoco's equity investment in Crestar Energy Inc., gains of $70 million on other Canadian property dispositions, and charges of $170 million related to the writedown of Congo operations. Excluding these items from both periods, 1994 earnings declined $114 million reflecting lower crude oil and NGL prices and higher exploration expenses in Canada and Europe. Favorably affecting 1994 results were higher natural gas prices and higher overseas natural gas volumes. Currency effects benefited earnings by $9 million in 1994, and by about $50 million in 1993.

Outlook

      Crude oil price volatility affects all aspects of Amoco's business. In the near term, Amoco expects to be operating in a crude oil and natural gas price environment that will be relatively flat, reflecting adequate supplies.

      U.S. and Canadian natural gas production levels are expected to remain approximately at 1995 levels. Overseas natural gas production is expected to increase modestly in 1996. In the United States, crude oil and NGL production is expected to remain at 1995 levels with additional NGL production offsetting lower crude oil production as natural field decline offsets new development efforts. Outside the United States, increased heavy-oil production in Canada and initial production from the Liuhua oil field in the South China Sea, which is expected to begin in April 1996, should benefit 1996 crude oil production by an average of more than 30,000 barrels per day.

      Amoco will continue to benefit from both past and ongoing cost reduction programs. Amoco will also continue to evaluate and divest marginal properties and underperforming assets. As recently announced, Amoco and Shell Oil Company plan to form a partnership combining exploration and production assets in the greater Permian Basin area of west Texas and southeast New Mexico. Final agreement is contingent on the successful completion of ongoing discussions regarding design, management and operation of the company. Start up of the partnership is expected by mid-1996.

      Development of North American natural gas resources, and deepwater and subsalt fields in the Gulf of Mexico remain a priority. Internationally, Amoco plans to capitalize on its long-standing positions in Egypt, Trinidad, Sharjah and the North Sea to expand opportunities to other operations. Amoco also plans to expand its coalbed methane expertise to China and Poland, and continue to pursue growth opportunities in the former Soviet Union.

Petroleum Products

United States                       1995     1994     1993      1992    1991
Cents per gallon:
Average selling price
  Gasoline ....................      66.4     63.4     66.4      71.3   74.7
  Total petroleum products ....      56.6     54.5     57.5      60.9   64.9
Average cost of crude input ...      41.8     38.4     39.6      44.6   45.5
Percent:
  Refinery capacity utilization      92.8     97.5     96.9      95.3   90.9
  Refinery yield ..............     107.0    107.2    106.8     106.9  106.9

     Petroleum products operations earned $380 million in 1995, compared with restated earnings of $410 million and $713 million for 1994 and 1993, respectively. The decline in 1995
earnings  primarily  resulted  from  lower  petroleum   product
margins, as the 2-cents-per-gallon increase in average selling prices was below the nearly 3.5-cents-per-gallon increase in 1995 crude oil costs. An after-tax gain of $83 million related to the sale of Amoco Motor Club, and an after-tax charge for impairment of supply facilities of $11 million were also included in 1995 earnings. Included in 1994 results were after-tax charges totaling $60 million related to estimated future cost of environmental remediation activities, and $41 million for restructuring-related activity.

      Refining expenses decreased in 1995, with savings from restructuring efforts more than offsetting expenses associated with higher planned and unplanned refinery maintenance. Marketing expenses increased, largely resulting from major marketing initiatives, including Same Price, Cash or Credit pricing method for gasoline.

     The refinery utilization rate in 1995 averaged 93 percent, down 5 percentage points from 1994, reflecting the higher refinery maintenance.

     Petroleum product sales volumes averaged 1,171,000 barrels
per  day  in  1995,  about the same as  1994.   Gasoline  sales
averaged  614,000  barrels  per day  and  distillates  averaged
366,000 barrels per day, both about the same as in 1994.

1994 vs. 1993

     In 1994, petroleum products operations earned $410 million compared with $713 million for 1993. The decrease in 1994 primarily resulted from lower petroleum product selling prices, which decreased 3 cents per gallon in a very competitive U.S. market. Also adversely affecting 1994 earnings were environmental remediation charges of $60 million and restructuring expenses of $41 million. Included in 1993 earnings were unusual items favorably affecting results by $109 million.

Outlook

      The petroleum products industry is faced with both significant challenges and opportunities. Profitability is affected by crude oil price volatility and overall industry supply/demand balance. Amoco anticipates weak refining margins in the near term. Amoco will continue to pursue additional cost reduction programs and improved asset utilization. Refining results should benefit from higher utilization rates in 1996, reflecting planned reduced downtime. Amoco's marketing strategy will be emphasizing brand product quality and improving its position as a convenience retailer. Amoco is expanding its gasoline marketing operations into Central Europe, entering into Mexico's convenience store market through a joint venture, and managing its pipeline facilities to maximize utilization through joint ventures and other commercial opportunities.

Chemicals

      Chemical operations earned $963 million in 1995, compared with restated earnings of $485 million in 1994 and $222 million for 1993. The increase in earnings in 1995 resulted from higher margins for major product lines, particularly olefins, purified terephthalic acid ("PTA"), paraxylene ("PX") and polypropylene, and higher sales volumes for olefins and PTA, reflecting strong consumer demand. Included in 1995 earnings were charges of $42 million related to the impairment of specialty polymer facilities; 1994 earnings included restructuring charges of $36 million.

      Sales volumes for olefins and PTA were up 8 percent and 5 percent, respectively, as worldwide demand for these products continued to grow. The overall chemicals capacity utilization rates were 94 percent in 1995 and 91 percent in 1994.

1994 vs. 1993

      In 1994 chemical operations earned $485 million compared with restated earnings of $222 million for 1993. The $263 million improvement in earnings reflected higher margins and sales volumes for major product lines, particularly PTA and olefins, offset by restructuring charges of $36 million incurred in 1994.

Outlook

      Bolstered by a recovering worldwide economy, prices and volumes for chemical products increased substantially during 1995, although softening somewhat in the latter part of the year. While the near-term outlook is softening for commodity chemicals, Amoco expects long-term growth to exceed 3 percent, with higher growth anticipated in the Asia-Pacific region.

     The combination of favorable supply and demand factors has caused exceptional growth in polyester leading to high growth in PTA and PX. PTA's average annual growth is expected to be 7 percent over the next decade, with the largest demand growth expected to be in the Asia-Pacific region. To pursue these marketing opportunities, Amoco is planning PTA expansions at wholly owned and joint-venture facilities in South Carolina, Belgium, Malaysia and Indonesia. Also, Amoco's joint ventures in Mexico and Brazil are increasing capacity through debottlenecking. When these projects are completed in 1998, Amoco will own or share in a PTA manufacturing capacity of about 7 million metric tons, an increase of about 40 percent from year-end 1995.

      Worldwide PX demand is expected to grow about 6 percent per year in the near term. Amoco is adding 350,000 metric tons in 1996 to its facilities in Texas City, Texas. Amoco also has a 40 percent direct interest in a 350,000 metric ton joint-venture plant in Singapore, which is scheduled to come on stream in 1997.

      Amoco  continues  to  seek  attractive  opportunities  to
broaden  its  commodity  portfolio.   Amoco  is  currently   in
negotiations with Albemarle Corporation to acquire its alpha-olefins and related businesses.

       In   its   specialty  chemical  and  polymer  conversion
businesses, Amoco's strategy is to grow through acquisitions and internal development. Through an acquisition in 1995, Amoco is expanding into the semiconductor business.

      In early 1996, Amoco announced it was reviewing strategic alternatives, including possible divestment of Atlanta-based Amoco Foam Products Company. Amoco Foam is a leading manufacturer and marketer of polystyrene foam products, with nine plants in the United States. In 1995, Amoco Foam product revenues totaled $288 million.

Corporate and Other Operations

      Corporate and other operations include net interest and general corporate expenses, and the results of investments in technology companies, real estate interests and other activities. Corporate and other operations reported net expenses of $286 million in 1995, compared with restated net expenses of $136 million and $240 million, for 1994 and 1993, respectively. The increase in net expenses in 1995 included ongoing after-tax restructuring charges of approximately $75 million, associated with system development, relocations and redesign. Also affecting 1995 net expenses were higher interest costs reflecting higher debt balances and interest rates. Partly offsetting were lower costs associated with technology operations and other activities.

      The decrease in corporate and other operations net expenses between 1994 and 1993 resulted from lower net interest expense and favorable currency effects. Corporate and other operations net expenses for 1994 included interest income of $180 million related to the COET settlement, restructuring charges of $112 million, and favorable tax adjustments for prior years of $33 million. Net expenses for 1993 included gains on the sales of non-strategic investments, prior-year tax benefits of $101 million and losses associated with early retirement of higher interest-rate debt.

Restructuring

      In July 1994, Amoco announced that the organizational structure of the Corporation was being changed to improve profitability, increase operating flexibility and position the company for long-term growth. The Corporation's strategies are now carried out by 17 business groups. A Shared Services organization provides support services to the business groups.

      As  a  result  of  the  restructuring,  more  than  4,000
positions have been eliminated through year-end 1995. Additional positions will be eliminated in 1996 and 1997 as a result of the ongoing process redesign to improve efficiencies in support functions.

     In conjunction with the restructuring, an after-tax charge of $256 million was accrued in the second quarter of 1994. Charges against the accrual related to severance have totaled $109 million after tax through the end of 1995, while $110 million after tax has been recognized related to facility closures and dispositions. Savings resulting from restructuring, primarily related to fewer positions, were approximately $400 million after tax in 1995.

      Additional costs for system redesign, relocation, work consolidation and development of new processes in support of the reorganization were estimated in July 1994 at approximately $200 million after tax, but were not accrued. In 1995, selling and administrative expenses included $133 million ($86 million after tax) for ongoing restructuring activities.

Liquidity and Capital Resources

      In 1995, cash flow from operating activities amounted to $3.8 billion, compared with $4.3 billion in 1994.

     Total short- and long-term debt was $5 billion at year-end 1995, compared with $4.6 billion at year-end 1994, primarily reflecting new borrowings in Canada and Argentina. Debt as a percent of debt-plus-equity was 25.2 percent at December 31, 1995, compared with 24.3 percent at year-end 1994. Amoco's investment opportunities in 1995 were funded in part by a modest increase in debt.

      Working capital was $716 million at year-end 1995, compared with $1,618 million at year-end 1994. At year-end 1995, the Corporation's current ratio was 1.12 to 1. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

      Cash dividends paid in 1995 totaled $1,197 million, or $2.40 per share, compared to $1,092 million, or $2.20 per share in 1994. The quarterly cash dividend was raised to 65 cents per share in January 1996, an increase of 5 cents per share, or 8 percent, reflecting strong operating results.

      The Corporation believes its strong financial position will permit the financing of its business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At December 31, 1995, bank lines of credit available to support commercial paper borrowings were $490 million, all of which were supported by commitment fees.

      The Corporation also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities. A $500 million shelf registration statement for debt securities remains on file with the Securities and Exchange Commission ("SEC") to permit ready access to capital markets. In 1995, Amoco Argentina Oil Company ("Amoco Argentina"), an indirect wholly owned subsidiary of Amoco, filed a shelf registration with the SEC for $200 million in debt securities, of which $100 million were subsequently issued. Amoco Corporation and Amoco Company (a wholly owned subsidiary of Amoco) guarantee the securities issued under this registration statement. Amoco Canada Petroleum Company Ltd. ("Amoco Canada") has a $225 million 10-year revolving term facility, guaranteed by Amoco and Amoco Company. Amoco Canada is charged a standby fee for the facility, which has not been used.

      During 1995, Amoco repurchased 8.9 million shares of its common stock, in excess of amounts needed for benefit plan purposes, at a cost of $601 million.

      Effective September 1, 1995, Amoco Canada called the $458 million of 7 3/8 percent Subordinated Exchangeable Debentures ("SEDs") for redemption. The SEDs were exchangeable for common stock of Amoco Corporation at an exchange price of $52.50 per share. A total of 8.6 million shares of Amoco Corporation common stock was issued in exchange for SEDs totaling $442 million.

Price risk management

      Amoco is routinely exposed to hydrocarbon commodity price risk. It manages a portion of that risk mainly through the use of futures contracts and swaps generally to achieve market prices on specific purchase and sales transactions. Also, at December 31, 1995, the Corporation had fixed the future sales price of 6 million barrels of crude oil and 24 trillion British thermal units of natural gas using futures contracts and swaps. See Note 4 to the Consolidated Financial Statements.

Environmental protection and remediation costs

      The Corporation has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations. These amounts relate to various refining and marketing sites, chemical locations, and oil and gas operations, including multiparty sites at which Amoco has been identified as a potentially responsible party by the U.S. Environmental Protection Agency. Such estimated costs will be refined over time as remediation requirements and regulations become better defined. However, any additional costs cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology, regulatory changes and other factors. Although future costs could be significant, they are not expected to be material in relation to Amoco's liquidity or consolidated financial position. In total, the accrued liability represents a reasonable best estimate of Amoco's remediation liability. See Notes 1 and 21 to the Consolidated Financial Statements.

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

      At December 31, 1995, the Corporation's reserves for future environmental remediation costs totaled $632 million, of which $391 million related to refining and marketing sites. The Corporation also maintains reserves associated with dismantlement, restoration and abandonment of oil and gas properties, which totaled $648 million at December 31, 1995.

     Capital expenditures resulting from existing environmental regulations, primarily related to refining, marketing, and exploration and production sites, totaled $146 million in 1995. Excluded from that total was $334 million for operating costs and amounts spent on research and development, and $116 million of mandated and voluntary remediation spending. Amoco's 1996 estimated capital spending for environmental cleanup and protection projects is expected to be approximately $140 million; spending for remediation in 1996 is expected to approximate the 1995 level.

                           1995       1994       1993       1992        1991
                                          (millions of dollars)
Capital and exploration
expenditures*
  Exploration and
  production
    United States .....    $1,146     $  829     $  672     $  475    $  970
    Canada ............       423        456        340        198       323
    Europe ............       491        279        493        538       549
    Other .............       654        687        682        578       690
      Subtotal ........     2,714      2,251      2,187      1,789     2,532

  Petroleum products ..       461        417        704        788       689
  Chemicals ...........       850        467        369        320       520
  Corporate and other
  operations ..........       111         70         86         99       190
          Total .......    $4,136     $3,205     $3,346     $2,996    $3,931
Petroleum exploration
expenditures charged to
income (included above)
    United States .....    $  152     $  113     $   90     $  140    $  262
    Canada ............       112        117         47         72        73
    Europe ............       123        178        151        150       144
    Other .............       223        225        241        300       311
          Total .......    $  610     $  633     $  529     $  662    $  790

* 1991 through 1994 restated to conform to the new reporting basis.

Capital and exploration expenditures

      Spending in 1995 totaled $4.1 billion, an increase of 29 percent over the $3.2 billion spent in 1994. Capital and exploration expenditures of $4.7 billion have been approved for 1996, an increase of 14 percent over 1995 spending. Approximately 60 percent of E&P spending will target international locations. Significant spending in 1996 includes construction of a liquefied natural gas plant in Trinidad and continuation of programs in Egypt and the North Sea. Chemicals 1996 expenditures are expected to be approximately $1.3 billion, with the majority for expansions or new facilities in Indonesia, Malaysia, Singapore, Belgium, and the United States.

      It is anticipated that the 1996 capital and exploration expenditures budget will be financed primarily by funds generated internally. The planned expenditure level is subject to adjustment as changing economic and worldwide political conditions may dictate.

 Item 8.  Financial Statements and Supplemental Information
     Index to Financial Statements and Supplemental Information    Page

Report of Independent Accountants ...............................   42
Consolidated Financial Statements:
   Consolidated Statement of Income .............................   43
   Consolidated Statement of Financial Position .................   44
   Consolidated Statement of Shareholders' Equity ...............   45
   Consolidated Statement of Cash Flows .........................   46
   Notes to Consolidated Financial Statements ...................   47
   Financial Statement Schedule:
     Valuation and Qualifying Accounts (Schedule II) ............   96
Supplemental Information:
   Quarterly Results and Stock Market Data ......................   80
   Oil and Gas Exploration and Production Activities ............   81


      Separate financial statements of subsidiary companies not consolidated, and of 50 percent or less owned companies accounted for by the equity method, have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Amoco Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amoco Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Amoco Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Notes 1 and 6 to the financial statements, Amoco Corporation changed its method of accounting for the impairment of long-lived assets in 1995 to comply with the provisions of Statement of Financial Accounting Standards No. 121.




PRICE WATERHOUSE LLP

Chicago, Illinois
February 27, 1996

               AMOCO CORPORATION AND SUBSIDIARIES



               CONSOLIDATED STATEMENT OF INCOME

                                               Year Ended December 31
                                            1995        1994        1993
                                             (millions of dollars except
                                                  per-share amounts)

Revenues:
  Sales and other operating revenues ....   $27,066     $26,048     $25,336
  Consumer excise taxes .................     3,339       3,409       2,824
  Other income ..........................       599         905         457
    Total revenues ......................    31,004      30,362      28,617
Costs and expenses:
  Purchased crude oil, natural gas,
    petroleum products and merchandise ..    14,140      13,558      12,878
  Operating expenses ..................       4,555       4,743       4,688
  Petroleum exploration expenses,
    including exploratory dry holes .....       610         633         529
  Selling and administrative expenses ...     2,124       2,227       1,849
  Taxes other than income taxes .........     4,042       4,153       3,648
  Depreciation, depletion, amortization,
    and retirements and abandonments ....     2,794       2,239       2,193
  Interest expense ......................       335         318         325
    Total costs and expenses ............    28,600      27,871      26,110
  Income before income taxes ............     2,404       2,491       2,507
  Income taxes ..........................       542         702         687
    Net income ..........................   $ 1,862     $ 1,789     $ 1,820
  Net income per share ..................   $  3.76     $  3.60     $  3.66

(The   accompanying  notes  are  an  integral  part  of   these
statements.)

              AMOCO CORPORATION AND SUBSIDIARIES


         CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                            December 31
                                                        1995          1994
                       ASSETS                          (millions of dollars)
Current Assets:
 Cash .............................................  $     182     $     166
 Marketable securities--at cost (all corporate,
  except $184 on December 31, 1995, and $355 on
  December 31, 1994, which represent state and
  municipal securities) ...........................      1,212         1,623
 Accounts and notes receivable (less allowances
  of $16 on December 31, 1995, and $23 on
  December 31, 1994) ..............................      3,332         3,180
 Inventories ......................................      1,041         1,042
 Prepaid expenses and income taxes ................        723           631
                                                         6,490         6,642
Investments and other assets:
 Investments and related advances .................        654           470
 Long-term receivables and other assets ...........        655           661
                                                         1,309         1,131
Properties--at cost, less accumulated
 depreciation, depletion and amortization of
 $26,531 on December 31, 1995, and $24,906 on
 December 31, 1994 ................................     22,046        21,543
                                                     $  29,845     $  29,316
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations            $     341     $      24
 Short-term obligations ...........................        735           224
 Accounts payable .................................      2,822         2,759
 Accrued liabilities ..............................        989         1,162
 Taxes payable (including income taxes) ...........        887           855
                                                         5,774         5,024
Long-term debt:
 Debt .............................................      3,962         4,387
Deferred credits and other non-current liabilities:
 Income taxes .....................................      2,745         2,961
 Other ............................................      2,401         2,547
                                                         5,146         5,508
Minority interest .................................        115            15
Shareholders' equity:
 Common stock (authorized 800,000,000 shares;
  issued and outstanding as of December 31, 1995--
  496,402,697 shares; December 31, 1994--
  496,393,067 shares) .............................      2,590         2,166
 Earnings retained and invested in the business ...     12,295        12,223
 Pension liability adjustment .....................        (49)           --
 Foreign currency translation adjustment ..........         12            (7)
Total Shareholders' Equity ........................     14,848        14,382
                                                     $  29,845     $  29,316

 (The successful efforts method of accounting is followed for costs incurred in oil and gas producing activities.)
 (The accompanying notes are an integral part of these
                         statements.)

              AMOCO CORPORATION AND SUBSIDIARIES


        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                         Earnings
                                         Retained
                                            and
                                         Invested       Other
                               Common     in the        Equity
                               Stock     Business    Adjustments      Total
                              (millions of dollars, except per-share amounts)

Balance on December 31, 1992  $2,126     $10,855     $     (21)     $12,960
  Net income ...............               1,820                      1,820
  Cash dividends of $2.20
  per share ................              (1,092)                    (1,092)
  Foreign currency
  translation adjustment ...                               (18)         (18)
  Issuances of common stock
  (net) ....................      21         (26)                        (5)
Balance on December 31, 1993   2,147      11,557           (39)      13,665
  Net income ...............               1,789                      1,789
  Cash dividends of $2.20
  per share ................              (1,092)                    (1,092)
  Foreign currency
  translation adjustment ...                                32           32
  Issuances of common stock
  (net) ....................      19         (31)                       (12)
Balance on December 31, 1994   2,166      12,223            (7)      14,382
  Net income ...............               1,862                      1,862
  Cash dividends of $2.40
  per share ................              (1,197)                    (1,197)
  Foreign currency
  translation adjustment ...                                19           19
  Issuances of common stock
  (net) ....................     424        (593)                      (169)
  Pension liability
  adjustment................                               (49)         (49)
Balance on December 31, 1995  $2,590     $12,295     $     (37)     $14,848

(The   accompanying  notes  are  an  integral  part  of   these
statements.)

              AMOCO CORPORATION AND SUBSIDIARIES


             CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Year Ended December 31
                                         1995         1994        1993
                                              (millions of dollars)
Cash flows from operating activities:
  Net income ........................  $ 1,862     $ 1,789      $ 1,820
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation, depletion,
    amortization, and retirements
    and abandonments ................    2,794       2,239        2,193
   Increase in receivables                 (33)       (137)         (18)
   Decrease(increase) in inventories         1          68          (89)
   Increase (decrease) in payables
   and accrued liabilities ..........       31         492         (371)
   Deferred taxes and other items ...     (846)       (122)         (44)
   Net cash provided by operating
   activities .......................    3,809       4,329        3,491

Cash flows from investing activities:
  Capital expenditures ..............   (3,526)     (2,572)      (2,817)
  Proceeds from dispositions of
   property and other assets ........      290         335          594
  New investments, advances and
   business acquisitions ............     (173)        (91)        (200)
  Proceeds from sales of investments        20         176          256
  Other .............................       81         (18)          (2)
  Net cash used in investing
   activities .......................   (3,308)     (2,170)      (2,169)

Cash flows from financing activities:
  New long-term obligations .........      661         438        1,313
  Repayment of long-term obligations      (309)       (138)      (2,286)
  Cash dividends paid ...............   (1,197)     (1,092)      (1,092)
  Issuances of common stock .........       42          29           27
  Acquisitions of common stock ......     (704)        (41)         (32)
  Issuance of preferred stock
  by affiliate ......................      100          --           --
  Increase (decrease) in short-term
   obligations ......................      511        (783)         677
  Net cash used in financing
   activities .......................     (896)     (1,587)      (1,393)
(Decrease) increase in cash and
marketable securities ...............     (395)        572          (71)

Cash and marketable securities-
 beginning of year ..................    1,789       1,217        1,288
Cash and marketable securities-
 end of year ........................  $ 1,394     $ 1,789      $ 1,217

(The   accompanying  notes  are  an  integral  part  of   these
statements.)

              AMOCO CORPORATION AND SUBSIDIARIES


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Accounting Policies

     Principles of consolidation

      The operations of all significant subsidiaries in which the Corporation directly or indirectly owns more than 50 percent of the voting stock are included in the consolidated financial statements. The Corporation also consolidates its proportionate share of assets, liabilities and results of operations of undivided interest pipelines and oil and gas joint ventures. Investments in other companies in which less than a majority interest is held are generally accounted for by the equity method.

     Estimates in financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and
assumptions  that  affect  certain  reported  amounts.   Actual
results may differ in some cases from the estimates.

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

     Depreciation, depletion and amortization

     Generally, depreciation of plant and equipment, other than oil and gas facilities, is computed on a straight-line basis over the estimated economic lives of the facilities, which for refining and chemical facilities average 20 years, for administrative buildings

              AMOCO CORPORATION AND SUBSIDIARIES
average 45 years and for service stations average 16 years. Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs and depreciation of tangible lease and well equipment are recognized using the unit-of-production method.

      The portion of costs of unproved oil and gas properties estimated to be non-productive is amortized over projected holding periods.

      The estimated costs to dismantle, restore and abandon oil
and   gas   properties  are  recognized  over  the  properties'
productive lives on the unit-of-production method.

      Effective in the fourth quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires long-lived assets with recorded values that are not expected to be recovered through future cash flows to be written down to current fair value. Fair value is generally determined from estimated future net cash flows.

     Retirements

      Upon normal retirement or replacement of facilities,  the
gross  book  value  less  salvage  is  charged  to  accumulated
depreciation.   Gains  or losses from abnormal  retirements  or
sales are credited or charged to income.

     Maintenance and repairs

      All maintenance and repair costs are charged against income, while significant improvements are capitalized.

     Derivative contracts

      The Corporation enters into futures, swaps, forwards and option contracts to manage its exposure to price fluctuations on hydrocarbon transactions and its exposure to exchange rate fluctuations on its debt and commitments denominated in foreign currencies. Recognized gains, losses and cash flows from hedge contracts are reported as components of the related transactions.

              AMOCO CORPORATION AND SUBSIDIARIES

     Translation of foreign currencies

      The U.S. dollar has been determined to be the appropriate functional currency for essentially all operations except certain foreign chemical operations.

     Environmental liabilities

      The Corporation has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to current and past activities, including obligations for previously disposed assets or businesses. In the case of long-lived cleanup projects, the effects of inflation and other factors, such as improved application of known technologies and methodologies, are considered in determining the amount of estimated liabilities. The liability is undiscounted and primarily consists of costs such as site assessment, monitoring, equipment, utilities and soil and ground water treatment and disposal. Probable recoveries from third parties are recorded as receivables.

     Net income per share

      Net income per share of common stock is based on the monthly weighted average number of shares outstanding during the year.

Note 2.  Acquisitions, Dispositions and Special Items

      Other income in 1995 included a gain of $132 million ($83 million after tax) related to the sale of Amoco Motor Club.

      In 1994, earnings included benefits of $270 million related to final settlements with the Internal Revenue Service involving crude oil excise taxes ("COET") assessed in the 1980s. Of this amount, $180 million represented interest on the settlements. Earnings also included a gain of $45 million on the sale of certain European oil and gas properties.

      In the second quarter of 1994, a charge of $394 million ($256 million after-tax) was accrued in conjunction with the announcement of an organizational restructuring. Included in selling and administrative expenses were charges of $225 million ($146 million after-tax) related to employee-termination costs. Since July 1994, charges against the accrual totaled $168 million ($109 million after tax). As of December 31, 1995, the remaining accrual balance associated with restructuring was $57 million ($37 million after tax), which is considered adequate for all future severances to

              AMOCO CORPORATION AND SUBSIDIARIES
which the Corporation has committed. As a result of restructuring, over 4,000 positions have been eliminated through year-end 1995, with more than 3,300 employees receiving termination benefits. Approximately 700 staff support positions will be eliminated in 1996 and 1997 as a result of the ongoing process redesign to improve efficiencies in support functions. Also, included in 1994 operating expenses were charges of $169 million ($110 million after tax) related to a reduction in carrying value of assets that have been divested.

       In 1993, new investments, advances and business acquisitions totaled $200 million, including the purchase of Phillips Fibers Corporation. Proceeds from dispositions of property and other assets and from sales of investments totaled $850 million, including certain non-strategic properties and investments in Canada for approximately $471 million.

      Earnings in 1993 included gains of $120 million relating to the Corporation's disposition of 65 percent of its equity investment in a Canadian company, Crestar Energy Inc. ("Crestar"), in connection with Crestar's initial public offering. Amoco's remaining investment in Crestar was sold in January 1996, for a gain of approximately $50 million. Also included in 1993 earnings were gains of $70 million associated with the disposition of certain Canadian properties, and after-tax charges of $170 million associated with the writedown of Congo exploration and production operations.

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

      Net cash provided by operating activities reflects cash payments for interest and income taxes as follows:

                           1995         1994         1993
                              (millions of dollars)
Interest paid .........    $327         $297         $367

Income taxes paid .....    $706         $903         $632

              AMOCO CORPORATION AND SUBSIDIARIES

Note 4.  Financial Instruments and Hedging Activities

      In the normal course of business, Amoco holds or issues various financial instruments which expose the Company to financial risk associated with market interest rates, currency exchange rates and credit worthiness. Also, Amoco's petroleum and chemical businesses are affected by commodity price movements. To manage a portion of these inherent risks, Amoco purchases and sells various derivative financial instruments and commodity futures contracts. All financial instruments held by the Corporation are for purposes other than trading.

     Fair values

      The carrying values of most financial instruments are based on historical costs. The carrying values of receivables, payables, marketable securities and short-term obligations approximate their fair value. The estimated fair value of long-term debt outstanding as of December 31, 1995 and 1994 was $4,400 million and $4,342 million, respectively. The estimated fair values of marketable securities and debt were based on quoted market prices for the same or similar issues, or the current rates offered to the Corporation for issues with the same remaining maturities.

     Credit risks

     A significant portion of Amoco's receivables is from other oil and gas and chemical companies. Although collection of these receivables could be influenced by economic factors affecting these industries, the risk of significant loss is considered remote. Substantially all derivatives are either exchange traded or with major financial institutions, and the risk of credit loss is considered remote.

     Currency risks

      The Corporation conducts its business primarily in U.S. dollars. Significant exposures to foreign currency exchange risk are reduced through the use of financial instruments, primarily by hedging of foreign currency borrowings and contractual commitments.

              AMOCO CORPORATION AND SUBSIDIARIES

The following table shows the amount of debt, including current portions, denominated in foreign currencies as of December 31, 1995 and 1994, and the face amounts of foreign currency forward and option contracts that have been designated as hedges of that debt:

                               1995                  1994
                          Debt       Hedge*     Debt      Hedge*
                                (millions of U.S. dollars)
British pound sterling      $ 601     $ 940       $ 596    $ 909

Canadian Dollar ......      $ 135     $ 173       $ 231    $ 348

* Includes tax effects.

      In addition, the Corporation has entered into foreign currency forward contracts to manage its foreign currency exposure associated with the construction of a joint-venture plant in Singapore. The face amount of these forward contracts at year-end 1995 was $231 million.

      The hedge contracts generally have the same maturities as the related debt or commitments. The carrying value and fair value of the forward and option contracts were not material at December 31, 1995 and 1994.

     Commodity price risks

     The Corporation also enters into futures, swaps and option contracts to manage a portion of its exposure to price fluctuations on hydrocarbon transactions. Crude oil futures contracts are used to match the pricing of specific purchase transactions to market prices at delivery dates. Natural gas futures, swaps and options are used to convert specific sales and purchase contracts from fixed prices to market prices. Swaps also are used to hedge exposure to price differences between locations. Future contracts are used to convert specific gasoline and distillate contracts from fixed to market prices.

      Natural gas swap contracts outstanding at December 31, 1995 and 1994 totaled 334 and 151 trillion British thermal units ("Btus"), respectively. Most contracts are for a remaining term of less than one year, while contracts representing 107 trillion Btus of natural gas have terms that extend from one to five years. While these contracts have no carrying value, their fair value, representing the estimated amount that would have been required to terminate the swaps at year-end 1995, was $27 million for contracts with favorable positions, and $43 million for contracts with

              AMOCO CORPORATION AND SUBSIDIARIES
unfavorable positions.  The comparable amount for 1994 was  $28 million for contracts with unfavorable positions.

      In addition, in December 1995, the Corporation sold forward future production of 3 million barrels of crude oil and 24 trillion Btus of natural gas for periods up to 18 months, using exchange traded future contracts, and fixed the sales prices of 3 million barrels of future crude oil production using swaps. There were no significant unrealized gains or losses on these transactions at December 31, 1995.

     Commitments and guarantees

      In the normal course of business, the Corporation has entered into contracts for the purchase of transportation capacity, materials and services over terms of up to 20 years. The remaining minimum payments required under these contracts at December 31, 1995, totaled $593 million. At December 31, 1995, contingent liabilities of the Corporation included guarantees of $52 million on outstanding loans of others. The Corporation also has entered into various pipeline throughput and deficiency contracts with affiliated companies. These agreements supported an estimated $6 million of affiliated company borrowings at December 31, 1995. The fair value of these commitments and guarantees is immaterial.

Note 5.  Inventories

      Inventories at December 31, 1995 and 1994, are shown in the following table:

                                               December 31
                                             1995        1994
                                          (millions of dollars)
Crude oil and petroleum products .......      $  292     $  349
Chemical products ......................         436        375
Other products and merchandise .........          22         24
Materials and supplies .................         291        294
     Total .............................      $1,041     $1,042

      Inventories carried under the LIFO method represented approximately 53 percent of total year-end inventory carrying values in 1995 and 51 percent in 1994. It is estimated that inventories would have been approximately $1,100 million higher than reported on December 31, 1995 and 1994, if the quantities valued on the LIFO basis were instead valued at current prices.

              AMOCO CORPORATION AND SUBSIDIARIES

Note 6.  Property, Plant and Equipment

      Investment in properties at December 31, 1995 and 1994, detailed by industry segment, was as follows. 1994 has been restated to conform to the new reporting basis.

                                     1995             1994
                               Gross       Net         Net
                                   (millions of dollars)
Exploration and production:
     United States ........    $16,215    $ 6,875     $ 6,991
     Non-U.S. .............     15,110      5,842       5,719
Petroleum products ........      9,417      5,004       5,144
Chemicals .................      6,572      3,540       2,944
Corporate and other
operations ................      1,263        785         745
          Total ...........    $48,577    $22,046     $21,543

     The Corporation adopted SFAS No. 121 in the fourth quarter of 1995. Depreciation, depletion, amortization, and retirements and abandonments for 1995 included charges of $602 million ($380 million after-tax) for the impairment of long-lived assets. About $300 million of the after-tax charge relates to oil and gas producing properties in North America, most of which were acquired or developed during periods of higher price expectations. Another $42 million of the after-tax charge relates to unprofitable specialty polymer production facilities.

              AMOCO CORPORATION AND SUBSIDIARIES

Note 7.  Short-Term Obligations

      Amoco's short-term obligations consist of notes payable and commercial paper. Notes payable as of December 31, 1995, totaled $36 million at an average annual interest rate of 5.7 percent, compared with $7 million at an average annual interest rate of 5.7 percent at year-end 1994. Commercial paper borrowings at December 31, 1995, were $699 million at an average annual interest rate of 5.7 percent compared with $217 million at an average annual interest rate of 5.9 percent as of December 31, 1994.

     Bank lines of credit available to support commercial paper borrowings of the Corporation amounted to $490 million at both
December 31, 1995 and 1994. All of these were supported by commitment fees.

      The Corporation also maintains compensating balances with a number of banks for various purposes. Such arrangements do not legally restrict withdrawal or usage of available cash funds. In the aggregate, they are not material in relation to total liquid assets.

Note 8.  Accounts Payable

      Accounts payable at December 31, 1995 and 1994, included liabilities in the amount of $320 million and $306 million, respectively, for checks issued in excess of related bank balances but not yet presented for collection.

              AMOCO CORPORATION AND SUBSIDIARIES

Note 9.  Long-Term Debt

      Amoco's long-term debt resides principally with two Amoco subsidiaries--Amoco Company and Amoco Canada. Amoco Company functions as the principal holding company for substantially all of Amoco's petroleum and chemical operations, except Canadian petroleum operations and selected other activities.

      The components of long-term debt and year-end rates are summarized as follows:

                                          December 31
                                        1995       1994
                                          (millions of
                                             dollars)
Amoco Company
  8 5/8% Debentures due 2016 ........   $   32     $   52
  9 3/4% Debentures due 2016 ........       57         58
  9 7/8% Debentures due 2016 ........       25         25
  Environmental and other industrial
  development obligations ...........      877        649
  U.K. loans-7% Sterling(*) .........      601        596
            -6% U.S. dollar(*) ......      110        195
  Argentina loan-6 5/8% due 2005 ....      100          -
  Other indebtedness ................      571        535
    Subtotal ........................    2,373      2,110
  Less current maturities ...........      196         24
    Total Amoco Company .............    2,177      2,086
Amoco Canada
  6 3/4% Debentures due 2005 ........      299        299
  7 1/4% Notes due 2002 .............      299        299
  6 3/4% Debentures due 2023 ........      297        296
  7.95% Debentures due 2022 .........      296        296
  7 1/4% Notes due 2002 .............      253        254
  8.98% Bonds due 2005 ..............      224          -
  7 3/8% Subordinated Exchangeable
    Debentures (SEDs) due 2013 ......        -        458
  Other .............................       39         35
    Total Amoco Canada ..............    1,707      1,937
Other subsidiaries (less current
  maturities) .......................       78        364
    Total long-term debt ............   $3,962     $4,387

(*)Weighted average interest rate at December 31, 1995.

              AMOCO CORPORATION AND SUBSIDIARIES

      Amoco Corporation guarantees the outstanding public debt obligations of Amoco Company. Amoco Corporation and Amoco Company guarantee the notes and debentures of Amoco Canada and Amoco Argentina Oil Company. In September, 1995, Amoco Canada obtained a $225 million 10-year revolving term facility, guaranteed by Amoco and Amoco Company. A standby fee is charged for this facility, which has not been used. Effective September 1, 1995, Amoco Canada called the 7 3/8 percent SEDs for redemption. A total of 8.6 million shares of Amoco Corporation common stock was issued in exchange for SEDs totaling $442 million.

      AmProp Inc., a real estate subsidiary, had long-term debt secured by real estate assets, totaling $52 million at year-end
1995, and $61 million at year-end 1994, which is not guaranteed by Amoco Corporation or Amoco Company.

      Annual maturities of total long-term debt during the next five years, including the portion classified as current, are $341 million in 1996, $43 million in 1997, $169 million in 1998, $80 million in 1999 and $114 million in 2000.

     In early 1996, Amoco redeemed the 9 7/8 percent debentures due 2016 and plans to redeem the 9 3/4 percent debentures due
2016 on March 21, 1996.

              AMOCO CORPORATION AND SUBSIDIARIES

Note 10.  Capital Stock

      There were 800,000,000 shares of common stock without par
value  authorized  at  December 31, 1995.   Details  concerning
share transactions are shown below:

                                      1995                    1994
                               Shares      Amount      Shares     Amount
                               (thous)     (mil)      (thous)      (mil)
 Outstanding on Jan. 1 .....  496,393     $2,166      496,401    $2,147
 Stock repurchases .........  (10,604)      (110)        (771)      (10)
 Sales and distributions
   under employee benefit
   plans, etc. .............    1,971         92          763        29
 Canadian SEDs conversion ..    8,643        442            -         -
 Shares outstanding on
   Dec. 31 .................  496,403     $2,590      496,393    $2,166

                                      1993
                               Shares      Amount
                               (thous)      (mil)
 Outstanding on Jan. 1 .....  496,303     $2,126
 Stock repurchases .........     (686)        (6)
 Sales and distributions
   under employee benefit
   plans, etc. .............      784         27
 Canadian SEDs conversion ..        -          -
 Shares outstanding on
   Dec. 31 .................  496,401     $2,147

      In  addition,  there  are  50 million  shares  of  voting
preferred  stock and 50 million shares of non-voting  preferred
stock  authorized.   As  of December  31,  1995,  none  of  the
preferred stock had been issued.

 Note 11.  Leases

      The Corporation leases various types of properties, including service stations, tankers, buildings, railcars and other facilities, some of which are subleased to others, through operating leases. Some of the leases and subleases provide for contingent rentals based on refined product throughput.

              AMOCO CORPORATION AND SUBSIDIARIES

      Summarized below as of December 31, 1995, are future minimum rentals payable and related sublease rental income for operating leases.

                                      Rentals     Rental
                                      Payable     Income
                                     (millions of dollars)
1996 ..............................    $   200       $  50
1997 ..............................        174          32
1998 ..............................        157          14
1999 ..............................        145           2
2000 ..............................        126           1
After 2000 ........................        465           1
     Total minimum rentals ........    $ 1,267       $ 100

      Rental expense and related rental income applicable to operating leases for the three years ended December 31, 1995, are summarized below:

                                 1995     1994      1993
                                   (millions of dollars)
Minimum rental expense .......   $ 269    $ 252     $ 229
Contingent rental expense ....      25       19        16
     Total ...................     294      271       245
Less--Related rental income ..      63       64        84
     Net rental expense ......   $ 231    $ 207     $ 161

Note 12.  Foreign Currency

      A foreign currency gain of $1 million was reflected in income in 1995, compared with gains of $24 million and $47 million for 1994 and 1993, respectively. In addition, net translation gains of $19 million and $32 million for 1995 and 1994, respectively, and a net translation loss of $18 million for 1993 were reflected in the foreign currency translation adjustment account in shareholders' equity.

              AMOCO CORPORATION AND SUBSIDIARIES

Note 13.  Interest Expense

      The Corporation capitalizes interest cost related to  the
financing  of  major  projects under  development.   All  other
interest is expensed as incurred. The components of interest expense are summarized in the following table:

                               1995      1994      1993
                                   (millions of dollars)
Short-term obligations ...... $  16     $  19     $  14
Long-term obligations .......   301       269       285
  Total external financing ..   317       288       299
Other interest expense ......    30        30        39
                                347       318       338
Less--capitalized interest ..    12        --        13
  Net interest expense ...... $ 335     $ 318     $ 325

Note 14.  Research and Development Expenses

      Research and development costs are expensed as incurred and amounted to $175 million in 1995, $255 million in 1994 and $292 million in 1993.

              AMOCO CORPORATION AND SUBSIDIARIES

Note 15.  Taxes

      The aggregate federal and foreign deferred income tax balance represents the tax effect of the following items at December 31:

                                           1995        1994
                                        (millions of dollars)
Tax credit and loss carryforwards .....  $1,042      $  912
Exploration costs .....................     347         304
Postretirement benefits ...............     527         516
Environmental costs ...................     361         387
Other .................................     392         578
Gross deferred tax assets .............   2,669       2,697
Deferred tax asset valuation allowance     (586)       (720)
   Net deferred tax assets ............  $2,083      $1,977

Accelerated depreciation ..............  $3,183      $3,403
Intangible drilling costs .............     719         707
Other .................................     347         340
   Deferred tax liabilities ...........  $4,249      $4,450

     The decrease in the deferred tax asset valuation allowance
primarily  reflects  the  reduction  of  deferred  tax   assets
associated with divestitures.

              AMOCO CORPORATION AND SUBSIDIARIES

     The provision for income taxes is composed of:

                             1995       1994       1993
                                (millions of dollars)

Federal--current ........  $  283     $  392     $  104
       --deferred .......     (63)       (74)       162
Foreign--current ........     520        422        479
       --deferred .......    (232)       (47)       (77)
State and local .........      34          9         19
                           $  542     $  702     $  687

      The following is a reconciliation between the provision for income taxes and income taxes determined by applying the federal statutory rate to income before income taxes:

                           1995                  1994
                               Percent                Percent
                    Amount     of         Amount      of
                    (mil-      Pre-Tax    (mil-       Pre-Tax
                    lions)     Income     lions)      Income
Pretax income:
U.S. source ......  $1,556                $1,738
Foreign source ...     848                   753
                    $2,404                $2,491

Theoretical U.S.
income tax .......  $  842       35.0     $  872        35.0
Increase
(reduction)
due to:
Foreign taxes at
rates in excess
of U.S. rate .....      39        1.6        120         4.8
Effect of
foreign currency
gains/losses .....      (8)       (.4)        (9)        (.3)
Tax credits ......    (179)      (7.4)      (174)       (7.0)
Tax-rate changes .     (16)       (.7)        --          --
Prior-year
adjustments ......     (27)      (1.1)       (68)       (2.7)
All other (net) ..    (109)      (4.5)       (39)       (1.6)
                    $  542       22.5     $  702        28.2

              AMOCO CORPORATION AND SUBSIDIARIES

                                         1993
                                             Percent
                                             of
                               Amount        Pre-Tax
                               (millions)    Income
Pretax income:
U.S. source .................  $  1,553
Foreign source ..............       954
                               $  2,507

Theoretical U.S. income tax .  $    878         35.0
Increase (reduction)
due to:
Foreign taxes at rates
in excess of U.S. rate ......        92          3.7
Effect of foreign currency
gains/losses ................       (24)        (1.0)
Tax credits .................      (185)        (7.4)
Tax-rate changes ............        53          2.1
Prior-year adjustments ......      (125)        (5.0)
All other (net) .............        (2)          --
                               $    687         27.4

              AMOCO CORPORATION AND SUBSIDIARIES

     Taxes other than income taxes include:

                                    1995      1994       1993
                                        (millions of dollars)
Consumer excise taxes ...........   $3,339    $3,409     $2,824
Production and severance taxes
  United States .................      100       112        128
  Foreign .......................      113        73        110
Property taxes ..................      254       289        315
Social Security, corporation and
other taxes .....................      236       270        271
                                    $4,042    $4,153     $3,648

     Undistributed earnings of certain foreign subsidiaries and joint-venture companies aggregated $618 million on December 31, 1995, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Note 16.  Stock Option Plans

       The   Corporation's  stock  option  plans  approved   by
shareholders provide for the granting of options with or without stock appreciation rights ("SARs") to key managerial and other eligible employees to buy Corporation common stock at not less than 100 percent of the fair market value at the date of grant. Such options may be incentive stock options to the extent provided in the Internal Revenue Code. Options granted under the plans prior to 1994 normally extend for 10 years and generally become exercisable two years after the date of the grant. Options granted in 1994 and thereafter become exercisable 50 percent one year after the date of grant and 100 percent two years after the date of grant. Options with SARs permit holders to surrender exercisable options in exchange for payment determined by the amount by which the market value of the shares on the dates the rights are exercised exceeds the grant price. Such payments can be made in shares, cash or a combination at the discretion of the administering committee. No options were granted with SARs in 1995.

              AMOCO CORPORATION AND SUBSIDIARIES

      Option plan transactions in 1994 and 1995 are summarized in the following table:

                                      Thousands    Price Range
                                      of Shares     Per Share
Options outstanding on Jan. 1, 1994     10,559    $28.25 - 57.44
     Granted .......................     2,295    $55.06 - 57.88
     Exercised .....................      (684)   $28.25 - 54.13
     Surrendered or terminated .....      (454)   $44.06 - 57.44
     Canceled upon exercise of SARs       (121)   $28.25 - 42.50
Options outstanding on Dec. 31, 1994    11,595    $29.81 - 57.88
     Granted .......................     2,282    $59.00 - 67.88
     Exercised .....................      (921)   $29.81 - 57.44
     Surrendered or terminated .....      (214)   $44.06 - 65.13
     Canceled upon exercise of SARs        (76)   $29.81 - 52.44
Options outstanding on Dec. 31, 1995    12,666    $32.03 - 67.88

      Of the total options outstanding on December 31, 1995, 350,200 were with SARs. Stock options for 9,440,725 shares were exercisable at year-end 1995. No options may be granted under the current plan after December 31, 2001.

     The Corporation's restricted stock grant plans provide for the awarding of shares of Corporation common stock to selected employees of Amoco and its participating subsidiaries, including officers and directors. Shares issued under the plans may not be sold or otherwise transferred for a minimum period as established at the time of the grant. The shares generally are subject to forfeiture if the recipient's employment terminates during the specified period unless such termination is due to death, total disability or involuntary retirement. Shares issued have dividend and voting rights identical to other outstanding shares of the Corporation's common stock. During 1995, 147,930 shares were issued under the current plans. No restricted shares may be issued under the current plan after December 31, 2001.

Note 17.  Employee Incentive Compensation Programs

       Management incentive compensation plans approved by shareholders provide for the granting of awards to key managerial employees and executives of the Corporation and certain subsidiaries. Amounts charged against earnings in anticipation of awards to be made later were $16 million in 1995, $15 million in 1994, and $10 million in 1993. Awards made in 1995, 1994 and 1993 amounted to $20 million, $21 million and $13 million, respectively.

              AMOCO CORPORATION AND SUBSIDIARIES

      The Amoco Performance Share Plan allocates Amoco stock to eligible employees when the Corporation's total return to shareholders, based on the average return for three years, meets or exceeds the average return achieved by a select group of competitors. No contributions were made on behalf of employees in 1995 and 1993. The return on Amoco stock was above the competitor average in 1994. As a result, employees earned stock equal to 3.5 percent of compensation. The amount charged to expense in 1994 was $59 million.

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

              AMOCO CORPORATION AND SUBSIDIARIES

      The funded status of the plans as of December 31 for 1995 and 1994 was as follows:

                                           Plans for which
                                         Assets      Benefits
                                         Exceed       Exceed
                                        Benefits      Assets
                                         (millions of dollars)
1995
Fair value of plan assets, principally
equity and fixed-income securities ...  $    383     $ 2,218
Actuarial present value of benefit
obligations:
  Accumulated benefit obligation* ....       318       2,452
  Additional benefits based on
  estimated future salary levels .....        48         501
  Projected benefit obligation ("PBO")       366       2,953
Plan assets over (under) PBO .........        17        (735)
Unrecognized net gains at transition .       (13)        (21)
Other unrecognized net losses ........        25         602
Unrecognized prior service cost ......         8          39
Minimum pension liability adjustment .        --        (132)
Net pension cost prepaid (accrued) ...  $     37     $  (247)

1994
Fair value of plan assets, principally
equity and fixed-income securities ...  $  2,253     $    73
Actuarial present value of benefit
obligations:
  Accumulated benefit obligation* ....     2,191         186
  Additional benefits based on
  estimated future salary levels .....       390          57
  Projected benefit obligation ("PBO")     2,581         243
Plan assets under PBO ................      (328)       (170)
Unrecognized net (gains) losses at
transition ...........................       (58)          8
Other unrecognized net losses ........       351          53
Unrecognized prior service cost ......        57           8
Net pension cost prepaid (accrued) ...  $     22     $  (101)

* Accumulated benefits totaling $308 million and $266 million were non-vested at December 31, 1995 and 1994, respectively.

              AMOCO CORPORATION AND SUBSIDIARIES

      The actuarial assumptions used for the Corporation's principal pension plans for 1995 and 1994 were as follows:

                                                1995    1994

Discount rate for service and interest cost .. 8.5% 7.0% Discount rate for the projected benefit
obligation ...................................   7.0%    8.5%
Rate of compensation increase for the
projected benefit obligation .................   5.0%    5.0%
Long-term rate of return on assets ...........  10.0%   10.0%

      The components of net pension cost for the past three years were as follows:

                                  1995      1994       1993
                                     (millions of dollars)
Service cost--benefits earned
during the period .............  $  98     $ 113     $ 102
Interest cost on projected
benefit obligation ............    242       221       204

Actual (gain) loss on assets ..   (492)       53      (302)
Unrecognized gain (loss) ......    217      (311)       50
Recognized gain on assets .....   (275)     (258)     (252)
Curtailment loss ..............      2        21        --
Amortization of unrecognized
amounts .......................     12        22         1
Net pension cost ..............  $  79     $ 119     $  55

     Most employees are also eligible to participate in defined contribution plans by contributing a portion of their compensation. The Corporation matches contributions up to specified percentages of each employee's compensation. Matching contributions charged to income were $83 million in 1995, $99 million in 1994 and $96 million in 1993.

Note 19.  Other Postretirement Benefits

      The Corporation and its subsidiaries provide certain health care and life insurance benefits for retired employees. Substantially all of the Corporation's domestic employees and employees in certain foreign countries are provided these benefits through insurance companies whose premiums are based on benefits paid during the year. The cost of such benefits is recognized during employees' years of active service.

              AMOCO CORPORATION AND SUBSIDIARIES

      The status of the Corporation's unfunded plans as of December 31 for 1995 and 1994 was as follows:

                                             1995       1994
                                               (millions of
                                                 dollars)
Accumulated benefit obligation
  Retirees ..............................  $   655    $   603
  Fully eligible active plan participants      157        156
  Other active plan participants ........      370        281
  Total .................................    1,182      1,040
Unrecognized net gains ..................      106        240
Unrecognized prior service gains ........      235        215
Accrued postretirement benefit cost .....  $ 1,523    $ 1,495

      The actuarial assumptions used for the Corporation's principal postretirement benefit plans for 1995 and 1994 were as follows:

                                                      1995      1994
Discount rate for service and interest cost ........  8.5%      7.0%
Discount rate for the accumulated benefit obligation 7.0% 8.5% Rate of compensation increase for the accumulated
benefit obligation .................................  5.0%      5.0%
Assumed current year health care cost trend rate
     --retirees under 65 ........................... 10.3%     11.1%
     --Medicare eligible retirees ..................  8.0%      8.5%
Assumed ultimate trend rate ........................  5.0%      5.0%
Year ultimate health care cost rate will be achieved 2002      2002
Effect of 1% increase in health care cost trend
rates (millions)
     --annual aggregate service and interest costs . $ 12      $ 18
     --accumulated postretirement benefit obligation $119      $ 93

              AMOCO CORPORATION AND SUBSIDIARIES

     The components of net postretirement benefit costs for the past three years were as follows:

                                   1995       1994       1993
                                      (millions of dollars)
Service cost--benefits earned
during the period ..............  $   26    $   34     $   32
Interest cost on accumulated
benefit obligation .............      86        89         97
Amortization and other .........     (36)      (33)       (22)
Net postretirement benefit cost   $   76    $   90     $  107

Note 20.  Litigation

      The Internal Revenue Service ("IRS") has challenged the application of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1989. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to 1980 through 1982. The Corporation has filed a petition in the U.S. Tax Court contesting the IRS statutory Notice of Deficiency. Trial on the matter was held in April 1995, and a decision is expected in 1996. A comparable adjustment of foreign tax credits for each year has been proposed for the years 1983 through 1989 based upon subsequent IRS audits. Similar challenges could arise relating to years subsequent to 1989. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. The Corporation is confident that it will prevail in the litigation. Consequently, this dispute is not expected to have a material adverse effect on liquidity, results of operations, or the consolidated financial position of the Corporation.

Note 21.  Other Contingencies

     Amoco is subject to federal, state and local environmental laws and regulations. Amoco is currently participating in the cleanup of numerous sites pursuant to such laws and regulations. The reasonably estimable future costs of probable environmental obligations, including Amoco's probable costs for obligations for which Amoco is jointly and severally liable, and for assets or businesses that were previously disposed, have been provided for in the Corporation's results of operations. These estimated costs represent the amount of expenditures expected to be incurred in the

              AMOCO CORPORATION AND SUBSIDIARIES
future to remediate sites with known environmental obligations. The accrued liability represents a reasonable best estimate of Amoco's remediation liability. As the scope of the obligations becomes better defined, there may be changes in the estimated future costs, which could result in charges against the company's future results of operations. The ultimate amount of any such future costs, and the range within which such costs can be expected to fall, cannot be determined. Although the costs could be significant in relationship to the results of operations in any one period, they are not expected to have a material effect on Amoco's liquidity or consolidated financial position.

Note 22.  Summarized Financial Data

      The Corporation's principal subsidiary, Amoco Company, is the holding company for substantially all petroleum and chemical operating subsidiaries except Amoco Canada. Amoco guarantees the outstanding public debt obligations of Amoco Company.

      Summarized financial data for Amoco Company are presented as follows:

                                   1995       1994       1993
                                      (millions of dollars)
For the years ended December 31:
  Revenues (including excise
  taxes) .......................  $28,339    $27,841    $25,930
  Operating profit .............  $ 2,783    $ 2,470    $ 2,595
  Net income ...................  $ 1,798    $ 1,878    $ 1,803
At December 31:
  Current assets ...............  $ 5,303    $ 5,399    $ 4,383
  Total assets .................  $26,326    $24,549    $23,513
  Current liabilities ..........  $ 4,578    $ 4,142    $ 3,976
  Long-term debt(*) ............  $ 6,785    $ 6,190    $ 1,967
  Deferred credits .............  $ 4,397    $ 4,584    $ 4,441
  Minority interest ............  $   110    $     5         --
  Shareholder's equity(*) ......  $10,456    $ 9,628    $13,129

* Change reflects dividends in 1994 to Amoco Corporation of intercompany notes receivable from subsidiaries.

      Annual maturities of long-term debt during the next  five
years,  including the portion classified as current,  are  $196 million in 1996, $18 million in 1997, $117 million in 1998, $80 million in 1999 and $113 million in 2000.

              AMOCO CORPORATION AND SUBSIDIARIES

      Amoco  Canada  is  a  wholly owned  subsidiary  of  Amoco
Corporation. Amoco and Amoco Company guarantee the notes and debentures of Amoco Canada.

      Summarized financial data for Amoco Canada are presented as follows:

                                     1995         1994       1993
                                    (millions of dollars)
For the years ended December 31:
  Revenues .....................   $ 3,619      $ 3,256    $ 3,400
  Net (loss) income ............   $  (205)     $    82    $   331

At December 31:
  Current assets ...............   $ 1,252      $ 1,354    $ 1,432
  Total assets .................   $ 4,493      $ 4,613    $ 4,619
  Current liabilities ..........   $ 2,494      $ 1,976    $ 1,998
  Non-current liabilities ......   $ 2,381      $ 2,815    $ 2,880
  Shareholder's deficit ........   $  (382)     $  (178)   $  (259)

     There are no scheduled maturities of long-term debt during the next five years.

      Amoco Argentina Oil Company ("Amoco Argentina") is an indirect wholly owned subsidiary of Amoco. Amoco and Amoco
Company guarantee the outstanding public debt obligations of Amoco Argentina.

      Summarized financial data for the Amoco Argentina are presented as follows:

                                    1995    1994     1993
                                    (millions of dollars)
For the years ended December 31:
  Revenues .....................    $ 258   $ 189    $ 208
  Net income ...................    $  88   $  76    $  74

At December 31:
  Current assets ...............    $  73   $  97    $ 103
  Total assets .................    $ 389   $ 349    $ 337
  Current liabilities ..........    $  49   $  58    $ 100
  Non-current liabilities ......    $ 113   $ 100    $  20
  Shareholder's equity .........    $ 227   $ 191    $ 217

     There are no scheduled maturities of long-term debt during the next five years.

              AMOCO CORPORATION AND SUBSIDIARIES

Note 23.  Segment and Geographic Data

      The Corporation operates worldwide in the petroleum and chemical industries, in several industry segments. Petroleum operations include exploration and production ("E&P") and petroleum products segments. The E&P segment is engaged in exploring for, developing and producing crude oil and natural gas; and extraction, transportation and marketing of natural gas liquids ("NGL"). The petroleum products segment is responsible for refining operations, marketing of all petroleum products, the transportation of crude oil and petroleum
products,   and  associated  supply  and  trading   activities,
primarily in the United States. The chemical segment manufactures and sells various petroleum-based chemical products. Corporate and other operations include net interest and general corporate expenses, and the results of investments in technology companies, real estate interests and other activities. In 1995, Amoco changed the reporting segments to align with its organizational structure; data for prior years have been restated.

      Intersegment and intergeographic sales are accounted for at prices that approximate market prices. Income taxes are generally assigned to the operations that give rise to the tax effects.

      Identifiable assets are those used in the operations of each segment or area, including intersegment or intergeographic receivables. Corporate assets consist primarily of cash, marketable securities and the unamortized cost of purchased tax benefits.

         Statement of Information by Industry Segment

(millions of dollars)                Petroleum Operations
                                   Exploration
                                       and       Petroleum     Chemical
                                   Production     Products    Operations
Year 1995
Revenues other than intersegment
sales ...........................  $   6,978     $ 18,018     $   5,655
Intersegment sales ..............      3,494        1,066            62
  Total revenues ................  $  10,472     $ 19,084     $   5,717
Operating profit ................  $   1,200     $    498     $   1,256
Equity in earnings of others ....         --           35           133
General corporate amounts .......
Interest expense ................
Income taxes ....................       (395)        (153)         (426)
  Net income ....................  $     805     $    380     $     963
Depreciation and related charges   $   1,996     $    446     $     293
Capital expenditures ............  $   2,104     $    461     $     850
Identifiable assets .............  $  15,241     $  6,694     $   5,183
Equity investments and related
advances ........................  $      47     $     33     $     502



                                    Corporate
                                       and
                                      Other
                                   Operations    Consolidated*
Year 1995
Revenues other than intersegment
sales ...........................  $      46     $     31,004
Intersegment sales ..............         --               --
  Total revenues ................  $      46     $     31,004
Operating profit ................  $     (75)    $      2,879
Equity in earnings of others ....          2              170
General corporate amounts .......       (310)            (310)
Interest expense ................       (335)            (335)
Income taxes ....................        432             (542)
  Net income ....................  $    (286)    $      1,862
Depreciation and related charges   $      59     $      2,794
Capital expenditures ............  $     111     $      3,526
Identifiable assets .............  $   2,705     $     29,241
Equity investments and related
advances ........................  $      22              604
  Total assets ..................                $     29,845

*  After elimination of intersegment transactions.

(millions of dollars)                Petroleum Operations
                                   Exploration
                                       and        Petroleum     Chemical
                                    Production    Products     Operations
Year 1994
Revenues other than intersegment
sales ...........................  $    7,124     $ 18,185     $   4,445
Intersegment sales ..............       2,989        1,093            69
  Total revenues ................  $   10,113     $ 19,278     $   4,514
Operating profit ................  $    1,649     $    576     $     603
Equity in earnings of others ....           4           31            98
General corporate amounts .......
Interest expense ................
Income taxes ....................        (623)        (197)         (216)
  Net income ....................  $    1,030     $    410     $     485
Depreciation and related charges   $    1,531     $    444     $     195
Capital expenditures ............  $    1,618     $    417     $     467
Identifiable assets .............  $   15,140     $  6,866     $   4,371
Equity investments and related
advances ........................  $       34     $     32     $     351



                                    Corporate
                                       and
                                      Other
                                    Operations    Consolidated*
Year 1994
Revenues other than intersegment
sales ...........................  $     106      $     30,362
Intersegment sales ..............         --                --
  Total revenues ................  $     106      $     30,362
Operating profit ................  $    (216)     $      2,612
Equity in earnings of others ....         --               133
General corporate amounts .......         64                64
Interest expense ................       (318)             (318)
Income taxes ....................        334              (702)
  Net income ....................  $    (136)     $      1,789
Depreciation and related charges   $      69      $      2,239
Capital expenditures ............  $      70      $      2,572
Identifiable assets .............  $   3,014      $     28,896
Equity investments and related
advances ........................  $       3               420
  Total assets ..................                 $     29,316

*  After elimination of intersegment transactions.

(millions of dollars)                Petroleum Operations
                                   Exploration
                                       and        Petroleum     Chemical
                                    Production    Products     Operations
Year 1993
Revenues other than intersegment
sales ...........................  $   6,598      $ 18,275     $   3,548
Intersegment sales ..............      3,286           849            74
  Total revenues ................  $   9,884      $ 19,124     $   3,622
Operating profit ................  $   1,769      $  1,057     $     294
Equity in earnings of others ....         (1)           30            60
General corporate amounts .......
Interest expense ................
Income taxes ....................       (643)         (374)         (132)
  Net income ....................  $   1,125      $    713     $     222
Depreciation and related charges   $   1,518      $    419     $     182
Capital expenditures ............  $   1,658      $    704     $     369
Identifiable assets .............  $  15,006      $  7,136     $   3,907
Equity investments and related
advances ........................  $      30      $     32     $     234



                                    Corporate
                                       and
                                      Other
                                    Operations    Consolidated*
Year 1993
Revenues other than intersegment
sales ...........................  $      96      $     28,617
Intersegment sales ..............         --                --
  Total revenues ................  $      96      $     28,617
Operating profit ................  $     (74)     $      3,046
Equity in earnings of others ....         --                89
General corporate amounts .......       (303)             (303)
Interest expense ................       (325)             (325)
Income taxes ....................        462              (687)
  Net income ....................  $    (240)     $      1,820
Depreciation and related charges   $      74      $      2,193
Capital expenditures ............  $      86      $      2,817
Identifiable assets .............  $   2,458      $     28,185
Equity investments and related
advances ........................  $       5               301
  Total assets ..................                 $     28,486

*  After elimination of intersegment transactions.

          Statement of Information by Geographic Area



                           United
 (millions of dollars)     States    Canada     Europe

 Year 1995
 Revenues other than
 intergeographic sales .  $23,978    $2,676     $1,749
 Intergeographic sales .    1,335       942        170
   Total revenues ......  $25,313    $3,618     $1,919
 Operating profit ......  $ 2,065    $   29     $  223
 Net income ............  $ 1,582    $   11     $  142
 Capital expenditures ..  $ 2,039    $  311     $  452
 Identifiable assets ...  $18,880    $3,591     $2,755
 Equity investments
 and related advances ..  $    53    $   32     $    6
 Equity in earnings
 of others .............  $    36    $   --     $    1

                                                Consol-
                                      Cor-      idated
                           Other     porate       (*)

 Year 1995
 Revenues other than
 intergeographic sales .  $2,294                $31,004
 Intergeographic sales .     404                     --
   Total revenues ......  $2,698                $31,004
 Operating profit ......  $  562                $ 2,879
 Net income ............  $  364     $ (237)    $ 1,862
 Capital expenditures ..  $  658     $   66     $ 3,526
 Identifiable assets ...  $2,713     $2,189     $29,241
 Equity investments
 and related advances ..  $  513                    604
   Total assets ........                        $29,845
 Equity in earnings
 of others .............  $  133                $   170

    (*) After elimination of intergeographic transactions.

                           United
 (millions of dollars)     States    Canada     Europe
 Year 1994
 Revenues other than
 intergeographic sales .  $24,003    $2,555     $1,403
 Intergeographic sales .      711       706         24
   Total revenues ......  $24,714    $3,261     $1,427
 Operating profit ......  $ 1,836    $  349     $   47
 Net income ............  $ 1,393    $  203     $    4
 Capital expenditures ..  $ 1,537    $  340     $  126
 Identifiable assets ...  $18,254    $3,724     $2,481
 Equity investments
 and related advances ..  $    36    $   33     $    4
 Equity in earnings
 of others .............  $    30    $    4     $   --

                                                Consol-
                                       Cor-     idated
                           Other      porate      (*)
 Year 1994
 Revenues other than
 intergeographic sales .  $1,899                $30,362
 Intergeographic sales .     473                     --
   Total revenues ......  $2,372                $30,362
 Operating profit ......  $  380                $ 2,612
 Net income ............  $  188     $    1     $ 1,789
 Capital expenditures ..  $  524     $   45     $ 2,572
 Identifiable assets ...  $2,292     $2,634     $28,896
 Equity investments
 and related advances ..  $  347                    420
   Total assets ........                        $29,316
 Equity in earnings
 of others .............  $   99                $   133

(*) After elimination of intergeographic transactions.

                           United
 (millions of dollars)     States    Canada     Europe

 Year 1993
 Revenues other than
 intergeographic sales .  $22,777    $2,664     $1,051
 Intergeographic sales .      562       749         38
   Total revenues ......  $23,339    $3,413     $1,089
 Operating profit ......  $ 2,200    $  607     $  (80)
 Net income ............  $ 1,589    $  451     $ (104)
 Capital expenditures ..  $ 1,624    $  294     $  362
 Identifiable assets ...  $18,226    $3,703     $2,371
 Equity investments
 and related advances ..  $    39    $   28     $    3
 Equity in earnings
 of others .............  $    26    $    1     $   (2)

                                                Consol-
                                       Cor-     idated
                           Other      porate      (*)

 Year 1993
 Revenues other than
 intergeographic sales .  $2,025                $28,617
 Intergeographic sales .     462                     --
   Total revenues ......  $2,487                $28,617
 Operating profit ......  $  319                $ 3,046
 Net income ............  $   80     $ (196)    $ 1,820
 Capital expenditures ..  $  491     $   46     $ 2,817
 Identifiable assets ...  $2,118     $2,051     $28,185
 Equity investments
 and related advances ..  $  231                    301
   Total assets ........                        $28,486
 Equity in earnings
 of others .............  $   64                $    89

(*) After elimination of intergeographic transactions.

              AMOCO CORPORATION AND SUBSIDIARIES


                   SUPPLEMENTAL INFORMATION

1.  Quarterly Results and Stock Market Data
                                                        Net        Cash
                                             Net      Income    Dividends
                               Operating    Income      Per        Per
                   Revenues     Profit       (1)       Share      Share
                 (millions of dollars, except per-share amounts)
1995
First quarter ..     $ 7,564      $  797      $ 523    $ 1.05       $  .60
Second quarter .       7,713         881        533      1.08          .60
Third quarter ..       7,638         922        599      1.21          .60
Fourth quarter .       8,089         279        207       .42          .60

1994
First quarter ..     $ 6,765      $  634      $ 398    $  .80       $  .55
Second quarter .       8,035         558        410       .83          .55
Third quarter ..       7,780         751        445       .89          .55
Fourth quarter .       7,782         669        536      1.08          .55

                       Common Stock
                     Price Ranges (2)
                     High         Low
1995
First quarter ..  $  64 1/4    $  56 3/8
Second quarter .     69 3/4       61 3/8
Third quarter ..     69 1/4       62 1/2
Fourth quarter .     72 5/8       63 1/8

1994
First quarter ..  $  56 1/8    $  50 7/8
Second quarter .     60           51 1/8
Third quarter ..     61 1/4       56 3/4
Fourth quarter .     64 1/8       57 1/2

(1) Fourth-quarter 1995 earnings included charges of $380 million related to impairment of long-lived assets and a gain of $83 million on the sale of Amoco Motor Club. Fourth-quarter 1994 earnings included a $45 million gain associated with the disposition of certain European oil and gas properties, and tax adjustments benefiting corporate and other operations of $33 million. Results for the third quarter of 1994 included environmental charges of $32 million. Net income for the second quarter of 1994 included restructuring charges of $256 million. Second-quarter 1994 results also included benefits of $270 million relating to final settlements with the IRS involving crude oil excise taxes in the 1980s.

(2)  The common stock price range is that on the New York Stock
Exchange.   Amoco's  common  stock  is  also  traded   on   the
Chicago, Pacific, Toronto and four Swiss stock exchanges.

2.  Oil and Gas Exploration and Production Activities

       The tables presented below provide supplemental information about oil and gas exploration and production activities as defined by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." This information excludes other activities within the exploration and production segment, primarily activities associated with marketing of natural gas and supply and marketing of NGL in Canada.

Results of Operations for Oil and Gas Producing Activities

                              United                                  World-
(millions of dollars)         States   Canada    Europe     Other      wide

1995
Oil and gas production
revenues:
  From consolidated
  subsidiaries .............  $2,223   $  331    $  --     $  908    $ 3,462
  From unaffiliated entities     512      274      719        717      2,222
Other revenues .............     155      100      102         92        449
  Total revenues ...........   2,890      705      821      1,717      6,133
Production costs:
  Taxes other than income ..     179       13       25        112        329
  Other production costs ...     744      240      233        369      1,586
Exploration expenses .......     152      112      123        223        610
Depreciation, depletion and
  amortization expense .....     973      350      197        337      1,857
Other related costs ........     321       73       85        117        596
  Total costs ..............   2,369      788      663      1,158      4,978
Operating profit ...........     521      (83)     158        559      1,155
Income tax expense .........      15      (37)      70        314        362
  Results of operations ....  $  506   $  (46)   $  88     $  245    $   793

1994
Oil and gas production
revenues:
  From consolidated
  subsidiaries .............  $2,497   $   323   $   2     $  877   $ 3,699
  From unaffiliated entities     460       412     668        603     2,143
Other revenues .............     263       186     100         69       618
  Total revenues ...........   3,220       921     770      1,549     6,460
Production costs:
  Taxes other than income ..     242        17      21         65       345
  Other production costs ...     788       265     278        401     1,732
Exploration expenses .......     113       117     178        225       633
Depreciation, depletion and
  amortization expense .....     629       261     215        340     1,445
Other related costs ........     412        27     130        151       720
  Total costs ..............   2,184       687     822      1,182     4,875
Operating profit ...........   1,036       234     (52)       367     1,585
Income tax expense .........     188       113      11        290       602
  Results of operations ....  $  848   $   121   $ (63)    $   77   $   983

Results  of  Operations  for Oil and Gas  Producing  Activities
(continued)
                              United                                  World-
(millions of dollars)         States   Canada    Europe     Other      wide

1993
Oil and gas production
revenues:
  From consolidated
  subsidiaries .............  $2,572   $   385   $  12     $1,078    $4,047
  From unaffiliated entities     742       411     492        442     2,087
Other revenues .............     137       322      42         53       554
  Total revenues ...........   3,451     1,118     546      1,573     6,688
Production costs:
  Taxes other than income ..     297        13      17        102       429
  Other production costs ...     875       276     209        380     1,740
Exploration expenses .......      90        47     151        241       529
Depreciation, depletion and
  amortization expense .....     693       293     165        327     1,478
Other related costs ........     495        61      95        298       949
  Total costs ..............   2,450       690     637      1,348     5,125
Operating profit ...........   1,001       428     (91)       225     1,563
Income tax expense .........     189        91       9        279       568
  Results of operations ....  $  812   $   337   $(100)    $  (54)   $  995

      Oil and gas production revenues reflect the market prices of net production sold or transferred, with appropriate adjustments for royalties, net profits interest and other contractual provisions. Other revenues in 1994 include the U.S. COET settlement; other revenues in 1993 include Canadian gains on dispositions of properties and investments. Taxes other than income include production and severance taxes and property taxes. Other production costs are lifting costs incurred to operate and maintain productive wells and related equipment, including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Also included are operating costs of field natural gas liquids plants. Production costs include related administrative expenses and depreciation applicable to support equipment associated with production activities.

      Exploration expenses include the costs of geological and geophysical activity, carrying and retaining undeveloped properties and drilling exploratory wells determined to be non-productive. Depreciation, depletion and amortization ("DD&A") expense relates to capitalized costs incurred in acquisition, exploration and development activities and does not include depreciation applicable to support equipment. In 1995, DD&A included $355 million and $121 million in the United States and Canada, respectively, related to impairment of long-lived assets. Included in other related costs are significant, non-recurring items and purchases of natural gas for field natural gas liquids plants. Significant, non-recurring items include $102 million for restructuring in 1994; and $210 million for the writedown of Congo operations and U.S. environmental charges of $96 million in 1993.

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

     Summarized below is the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1995, 1994 and 1993.

                             United                                  World-
(millions of dollars)        States    Canada   Europe     Other      wide

December 31, 1995
Future cash inflows .......  $33,326   $7,534   $8,671    $13,359    $62,890
Future development and
production costs ..........   15,923    3,759    4,174      5,173     29,029
Future income taxes .......    4,438    1,515    1,841      3,401     11,195
Future net cash flows .....   12,965    2,260    2,656      4,785     22,666
Ten percent annual discount    7,385      653      948      1,844     10,830
Discounted net cash flows .  $ 5,580   $1,607   $1,708    $ 2,941    $11,836

December 31, 1994
Future cash inflows .......  $33,605   $8,135   $6,736    $10,951    $59,427
Future development and
production costs ..........   16,922    3,686    3,939      4,207     28,754
Future income taxes .......    3,999    1,471      950      2,776      9,196
Future net cash flows .....   12,684    2,978    1,847      3,968     21,477
Ten percent annual discount    7,189    1,324      538      1,435     10,486
Discounted net cash flows .  $ 5,495   $1,654   $1,309    $ 2,533    $10,991

December 31, 1993
Future cash inflows .......  $35,403   $7,948   $5,826    $ 8,242    $57,419
Future development and
production costs ..........   17,639    3,605    3,091      4,084     28,419
Future income taxes .......    4,235    1,566    1,012      1,620      8,433
Future net cash flows .....   13,529    2,777    1,723      2,538     20,567
Ten percent annual discount    7,714    1,259      589        961     10,523
Discounted net cash flows .  $ 5,815   $1,518   $1,134    $ 1,577    $10,044

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

Statement of Changes in Standardized Measure of Discounted Future Net Cash Flows

       The   following  table  details  the  changes   in   the
standardized measure of discounted future net cash flows for the three years ended December 31, 1995:

                                            1995        1994        1993
(millions of dollars)
Balance at January 1                      $10,991     $10,044     $12,670
Changes resulting from:
  Sales and transfers of oil and gas
  produced, net of production costs ...    (3,769)     (3,765)     (3,965)
  Net changes in prices, and
  development and production costs ....       407       1,059      (3,966)
  Current-year expenditures for
  development .........................     1,707       1,499       1,594
  Extensions, discoveries and
  improved recovery, less related costs     1,922       1,128         758
  Purchases (sales) of reserves
  in place ............................       128         (45)       (235)
  Revisions of previous quantity
  estimates ...........................        56         303         488
  Accretion of discount ...............     1,441       1,331       1,798
  Net change in income taxes ..........      (833)       (253)      1,861
  Other ...............................      (214)       (310)       (959)
Balance at December 31 ................   $11,836     $10,991     $10,044

     The price of crude oil and natural gas has fluctuated over the past several years, and price changes have had significant effects on the computed future cash flows over the period shown. Because the price of crude oil and natural gas is likely to remain volatile in the future, price changes can be expected to continue to significantly affect the standardized measure of future net cash flows.

Estimated Proved Reserves

      Net proved reserves of crude oil (including condensate), NGL and natural gas at the beginning and end of 1995, 1994 and 1993, with the detail of changes during those years, are presented below. Reported quantities include reserves in which the Corporation holds an economic interest under production-sharing and other types of operating agreements with foreign governments. The estimates were prepared by Corporation engineers and are based on current technology and economic conditions. The Corporation considers such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of proved production. These estimates include only those amounts considered to be proved reserves and do not include additional amounts that may result from extensions of currently proved areas, or amounts that may result from new discoveries in the future, or from application of secondary or tertiary recovery processes not yet determined to be commercial. Proved developed reserves are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

Crude Oil and NGL Reserves

                         United States            Canada            Europe
                                                                Crude
  (millions of barrels)  Crude     NGL         Crude     NGL     (1)     NGL
  Proved reserves:
  December 31, 1992 ...   865     461          246       47      185      13
    Revisions of
    previous estimates     14       3            8        1        6       1
    Improved recovery
    applications ......     6       2            1       --       14       1
    Extensions,
    discoveries and
    other additions ...     5       2           19        1        4      --
    Purchases of
    reserves in place .     1       1           12        2       --      --
    Sales of reserves
    in place ..........    (3)     (1)         (35)      (4)      --      --
    Production ........   (75)    (25)  (2)    (26)      (5)     (18)     --
  December 31, 1993 ...   813     443          225       42      191      15
    Revisions of
    previous estimates    (20)     18           (2)       2        7      (1)
    Improved recovery
    applications ......    16       3            6       --        4      --
    Extensions,
    discoveries and
    other additions ...    48       6           36        2        6       2
    Purchases of
    reserves in place .     5      --            4       --       --      --
    Sales of reserves
    in place ..........    (5)     (1)          (3)      --       (7)     (1)
    Production ........   (71)    (22)  (2)    (21)      (5)     (24)     (1)
  December 31, 1994 ...   786     447          245       41      177      14
    Revisions of
    previous estimates      5      12            3        2        5      (2)
    Improved recovery
    applications ......    12       2           41       --       23       2
    Extensions,
    discoveries and
    other additions ...    27       9           50        3       15       1
    Purchases of
    reserves in place .     4       3            1        1       56      --
    Sales of reserves
    in place ..........    (1)     (3)         (22)      (1)      --      --
    Production ........   (66)    (22)  (2)    (20)      (5)     (22)     (1)
  December 31, 1995 ...   767     448          298       41      254      14
  Proved developed
  reserves:
  December 31, 1992 ...   839     413          236       43      123       9
  December 31, 1993 ...   789     396          205       39      154      12
  December 31, 1994 ...   727     404          198       38      150      10
  December 31, 1995 ...   713     409          222       38      143       7

                                          Other          Worldwide
                                          Crude
                                           Oil,       Crude
(millions of barrels)                      NGL         Oil        NGL
Proved reserves:
December 31, 1992 ...................       433       1,721       529
  Revisions of previous estimates ...        35          63         5
  Improved recovery applications ....        34          55         3
  Extensions, discoveries and
  other additions ...................        77         103         5
  Purchases of reserves in place ....         2          14         4
  Sales of reserves in place ........        --         (38)       (5)
  Production ........................       (87)       (204)      (32)
December 31, 1993 ...................       494       1,714       509
  Revisions of previous estimates ...        27          13        18
  Improved recovery applications ....        30          56         3
  Extensions, discoveries and
  other additions ...................        49         139        10
  Purchases of reserves in place ....        --           9        --
  Sales of reserves in place ........       (22)        (37)       (2)
  Production ........................       (83)       (198)      (29)
December 31, 1994 ...................       495       1,696       509
  Revisions of previous estimates ...        12          25        12
  Improved recovery applications ....        29         105         4
  Extensions, discoveries and
  other additions ...................        54         146        13
  Purchases of reserves in place ....         8          69         4
  Sales of reserves in place ........       (12)        (35)       (4)
  Production ........................       (86)       (192)      (30)
December 31, 1995 ...................       500       1,814       508
Proved developed reserves:
December 31, 1992 ...................       384       1,574       473
December 31, 1993 ...................       381       1,521       455
December 31, 1994 ...................       387       1,455       459
December 31, 1995 ...................       386       1,458       460

(1)In 1995, purchases of reserves in place include 56 million barrels associated with Amoco's interest in Azerbaijan.
(2)Excludes non-leasehold NGL production attributable to processing plant ownership of approximately 10 million barrels for each of 1993 and 1994, and approximately 15 million barrels for 1995.

                              Natural Gas Reserves

                              United                                 World-
  (billions of cubic feet)    States    Canada   Europe    Other     wide
  Proved reserves:
  December 31, 1992 ......    11,616    3,519    1,243     1,474     17,852
    Revisions of
    previous estimates ...       812      (25)      81        68        936
    Improved recovery
    applications .........         1       --        6        --          7
    Extensions,
    discoveries and
    other additions ......       160      112       22       247        541
    Purchases of
    reserves in place ....        76       86        9        52        223
    Sales of reserves
    in place .............       (31)    (391)      --        --       (422)
    Production ...........      (867)    (332)     (95)     (193)    (1,487)
  December 31, 1993 ......    11,767    2,969    1,266     1,648     17,650
    Revisions of
    previous estimates ...       220       91       14       159        484
    Improved recovery
    applications .........         1        1        2        --          4
    Extensions,
    discoveries and
    other additions ......       555      288      236       778      1,857
    Purchases of
    reserves in place ....       117        7       --        --        124
    Sales of reserves
    in place .............       (39)     (45)      (9)       --        (93)
    Production ...........      (893)    (289)    (121)     (202)    (1,505)
  December 31, 1994 ......    11,728    3,022    1,388     2,383     18,521
    Revisions of
    previous estimates ...      (198)     (25)      11       126        (86)
    Improved recovery
    applications .........       139       11       39       102        291
    Extensions,
    discoveries and
    other additions ......       475      174       72     1,082      1,803
    Purchases of
    reserves in place ....       305       36       --        --        341
    Sales of reserves
    in place .............       (76)     (78)     (26)       --       (180)
    Production ...........      (891)    (302)    (131)     (213)    (1,537)
  December 31, 1995 ......    11,482    2,838    1,353     3,480     19,153
  Proved developed reserves:
  December 31, 1992 ......    10,876    2,916      645       454     14,891
  December 31, 1993 ......    11,019    2,556    1,062       618     15,255
  December 31, 1994 ......    10,829    2,643    1,028     1,038     15,538
  December 31, 1995 ......    10,443    2,559    1,017     1,422     15,441

Capitalized Costs

      The following table summarizes capitalized costs for oil and gas exploration and production activities, and the related accumulated depreciation, depletion and amortization.

                             United                                 World-
(millions of dollars)        States    Canada    Europe   Other      wide

December 31, 1995
Unproved properties:
  Gross assets ............  $   358    $  226   $  140   $  256    $   980
  Accumulated amortization        99        99       14       --        212
    Net assets ............      259       127      126      256        768
Proved properties:
  Gross assets ............   15,313     3,872    2,897    6,189     28,271
  Accumulated depreciation,
  depletion, etc. .........    8,938     2,133    1,612    4,746     17,429
    Net assets ............    6,375     1,739    1,285    1,443     10,842
Support equipment and
facilities:
  Gross assets ............      461        59      144      338      1,002
  Accumulated depreciation       255        37       72      220        584
    Net assets ............      206        22       72      118        418
Net capitalized costs .....  $ 6,840    $1,888   $1,483   $1,817    $12,028
December 31, 1994
Unproved properties:
  Gross assets ............  $   365    $  224   $  114   $  170    $   873
  Accumulated amortization       113        91       12       --        216
    Net assets ............      252       133      102      170        657
Proved properties:
  Gross assets ............   14,574     3,906    2,804    6,029     27,313
  Accumulated depreciation,
  depletion, etc. .........    8,168     2,076    1,443    4,781     16,468
    Net assets ............    6,406     1,830    1,361    1,248     10,845
Support equipment and
facilities:
  Gross assets ............      620        75      106      343      1,144
  Accumulated depreciation       321        32       64      235        652
    Net assets ............      299        43       42      108        492
Net capitalized costs .....  $ 6,957    $2,006   $1,505   $1,526    $11,994

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

                      United                               World-
(millions of dollars) States   Canada    Europe   Other     wide

1995
Property acquisition:
  Proved ............ $  176    $    6   $   --    $  --   $   182
  Unproved ..........     74        33       --       28       135
Exploration .........    262       124      179      409       974
Development .........    769       288      344      306     1,707
     Total .......... $1,281    $  451   $  523    $ 743   $ 2,998

1994
Property acquisition:
  Proved ............ $   52    $   11   $    9    $   1   $    73
  Unproved ..........     50        51        3        2       106
Exploration .........    245       116      185      291       837
Development .........    614       246      193      446     1,499
     Total .......... $  961    $  424   $  390    $ 740   $ 2,515

1993
Property acquisition:
  Proved ............ $   11    $   11   $   36    $  23   $    81
  Unproved ..........      4        23       54       20       101
Exploration .........    133        64      149      229       575
Development .........    657       234      276      427     1,594
     Total .......... $  805    $  332   $  515    $ 699   $ 2,351

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.


                         Part III


Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors is incorporated by reference to pages 3-10 of Amoco's Proxy Statement dated March 11, 1996. Also, see heading "Executive Officers of the Registrant" of this Form 10-K.

Item 11.  Executive Compensation

      The information required by this item is incorporated by reference to pages 11-19 of Amoco's Proxy Statement dated March 11, 1996. Information related to the Board Compensation and Organization Committee Report on Executive Compensation and the Cumulative Total Shareholder Return Five-Year Comparison graph are identified separately therein and are not incorporated herein.

Item  12.  Security Ownership of Certain Beneficial Owners  and
Management

      The information required by this item is incorporated by reference to pages 3, 10, 12 and 13 of Amoco's Proxy Statement dated March 11, 1996.

Item 13.  Certain Relationships and Related Transactions

      During 1995, the Corporation and its subsidiaries had purchase and sale transactions with unaffiliated companies of which certain of the Corporation's non-employee directors or director nominees were executive officers or directors. Such transactions were made in the ordinary course of business at competitive prices and terms and are not considered material.


                         Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1. and 2.  Financial Statements and Schedules

         See Index to Financial Statements and Supplemental
Information under Part II, Item 8, "Financial Statements and Supplemental Information."

     Schedules not included in this Form 10-K have been omitted
because   they  are  either  not  applicable  or  the  required
information is shown in the financial statements or notes thereto.

          3.  Exhibits

          See "Index to Exhibits."

     (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 22nd day of March, 1996.

                                   AMOCO CORPORATION
                                   (Registrant)


                                   JOHN L. CARL
                                   John L. Carl
                                   Executive Vice President

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1996.

         Signatures                           Titles



H. L. FULLER*                    Chairman of the Board and Director
H. L. Fuller                          (Principal Executive Officer)


W. G. LOWRIE*                    President and Director
W. G. Lowrie


JOHN L. CARL*                    Executive Vice President and Chief
John L. Carl                     Financial Officer
                                      (Principal Financial Officer)


JOHN R. REID*                    Vice President and Controller
John R. Reid                          (Principal Accounting Officer)


DONALD R. BEALL*                 Director
Donald R. Beall

         Signatures                           Titles

RUTH BLOCK*                      Director
Ruth Block


JOHN H. BRYAN*                   Director
John H. Bryan


ERROLL B. DAVIS, JR.*            Director
Erroll B. Davis Jr.


RICHARD FERRIS*                  Director
Richard Ferris


F. A. MALJERS*                   Director
F. A. Maljers


ROBERT H. MALOTT*                Director
Robert Malott


WALTER E. MASSEY*                Director
Walter E. Massey


MARTHA R. SEGER*                 Director
Martha R. Seger


MICHAEL WILSON*                  Director
Michael Wilson


RICHARD D. WOOD*                 Director
Richard D. Wood


*By
JOHN L. CARL                     Individually and as Attorney-in-Fact
John L. Carl

                                                    SCHEDULE II

                       AMOCO CORPORATION




             VALUATION AND QUALIFYING ACCOUNTS(1)

                For the Year Ended December 31,
                     (millions of dollars)

                                        Additions
                       Balance     Charged
                         at        to costs    Charged    Deduc-    Balance
                      beginning      and      to other     tions     at end
    Description        of year     expenses   accounts      (2)     of year
1995
Allowance for
doubtful notes and
accounts receivable        $ 23        $  7        $ --      $ 14       $ 16

1994
Allowance for
doubtful notes and
accounts receivable          65          27          --        69         23

1993
Allowance for
doubtful notes and
accounts receivable          87          26          --        48         65




(1)Reserves were deducted from the assets to which they apply in the Consolidated Statement of Financial Position.

(2)Accounts written off less recoveries and other adjustments.

                       AMOCO CORPORATION


                       INDEX TO EXHIBITS


Exhibit
Number                         Exhibit

3(a)      --The Amended Articles of Incorporation of the
          registrant are incorporated herein by reference
          to Exhibit 3(a) to the registrants's Quarterly
          Report on Form 10-Q for the quarter ended
          March 31, 1985                                            __

3(b)      --By-laws of the registrant as amended
          December 19, 1995, included herein.

4         --The registrant will provide to the Securities
          and Exchange Commission upon request copies of
          instruments defining the rights of holders of
          long-term debt of the registrant and its
          consolidated subsidiaries.                                __

9         --None.                                                   __

10(a)     --The 1981 Management Incentive Program of Amoco
          Corporation and its Participating Subsidiaries,
          as amended through November 29, 1983, is
          incorporated herein by reference to Exhibit 10(a)
          to the registrant's Annual Report on Form 10-K
          for the year ended December 31, 1983.                     __

10(b)     --Omitted.                                                __

10(c)     --The 1986 Management Incentive Program of Amoco
          Corporation and its Participating Subsidiaries,
          as amended through April 25, 1989, is
          incorporated herein by reference to Exhibit 10(c)
          to the registrant's Annual Report on Form 10-K
          for the year ended December 31, 1989.  Amendments
          to the 1986 Management Incentive Program are
          incorporated herein by reference to pages 9-16 of
          of Amoco's Proxy Statement dated March 15, 1991.          __

10(d)     --Amendments to the 1981 Management Incentive
          Program are incorporated herein by reference to
          pages 22-37 of Amoco's Proxy Statement dated
          March 14, 1986.                                           __


10(e) --The 1991 Incentive Program of Amoco Corporation and its Participating Subsidiaries is incorporated herein by reference to Exhibit 10(e) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991. Amendment to the 1991 Incentive Program is included herein.

10(f)     --Restricted Stock Plan for Non-Employee Directors
          and Retainer Stock Plan for Non Employee Directors
          are incorporated herein by reference to pages 20
          through 26 of the registrant's Proxy Statement            __
          dated March 16, 1989.

10(g)     --Amoco Employee Savings Plan as amended and
          restated, effective November 29, 1994, is
          incorporated herein by reference to Exhibit 10(g)
          to the registrant's Form S-8 Registration Statement
          filed March 14, 1995 (No. 33-58063).                      __

10(h) --Deferral and Restoration Plans not included herein are incorporated by reference to Exhibit
          Exhibit 10(h) to the registrant's Annual Report on Forms 10-K for the years ended December 31, 1992 and 1993.
            --Amoco Performance Share Restoration Plan;
            --Deferral Savings Restoration Plan of Amoco
              Corporation and Participating Companies;
            --ERISA Savings Restoration Plan of Amoco
              Corporation and Participating Companies;
            --Amoco Corporation Deferred Directors Fee Plan; --Bonus Deferral Plan for 1991 Incentive Program
              and Form of Bonus Deferral Election;
            --Performance Unit Deferral Plan and Form of
              Performance Unit Plan Payout Deferral Election;
            --ERISA Retirement Restoration Plan of Amoco
              Corporation and Participating Companies; and
            --Deferral Retirement Restoration Plan of Amoco
              Corporation and Participating Companies.

10(i)     --Amoco Fabrics and Fibers Company Hourly 401(k)
          Savings Plan as amended and restated, effective
          January 1, 1996 is included herein.

10(j)     --Amoco Foam Products Company Chippewa Falls
          Savings Plan amendments, effective March 24, 1995.

11        --None Required.                                          __

12        --Statement Setting Forth Computation of Ratio of
          Earnings to Fixed Charges for the five years ended
          December 31, 1995.


13        --None.                                                   __

16        --None.                                                   __

18        --None.                                                   __

21        --Subsidiaries of the registrant

22        --None.                                                   __

23        --Consent of Price Waterhouse LLP.

24        --Powers of Attorney are included herein.

27        --Financial Data Schedule for the year ended
          December 31, 1995.

28        --None.                                                   __