Form 10-Q
period 1996-03-31
AMOCO CORP
filed 1996-05-13
CIK 93397

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1996 or

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

Number of shares outstanding as of March 31, 1996--496,841,721

                   PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statement of Income
(millions of dollars)
                                               Three Months Ended
                                                   March 31,
                                                  1996      1995
Revenues:
  Sales and other operating revenues.........  $ 7,277   $ 6,620
  Consumer excise taxes......................      819       808
  Other income...............................      118       136
    Total revenues...........................    8,214     7,564

Cost and Expenses:
  Purchased crude oil, natural gas,
    petroleum products and merchandise.......    3,875     3,498
  Operating expenses.........................    1,083     1,121
  Petroleum exploration expenses,
    including exploratory dry holes..........      120       115
  Selling and administrative expenses........      535       471
  Taxes other than income taxes..............    1,027     1,002
  Depreciation, depletion, amortization,
    and retirements and abandonments.........      538       534
  Interest expense...........................       60        86
    Total costs and expenses.................    7,238     6,827
Income before income taxes...................      976       737
Income taxes.................................      248       214
Net income...................................  $   728   $   523

Weighted average number of shares of common
  stock outstanding (in thousands)...........  496,677   496,379

Per Share Data (Based on weighted
  average shares outstanding):

Net income...................................  $  1.47   $  1.05
Cash dividends per share.....................  $   .65   $   .60

Consolidated Statement of Financial Position
(millions of dollars)
                                                March 31,  Dec. 31,
                    ASSETS                        1996       1995
Current Assets:
  Cash......................................... $    164   $    182
  Marketable securities -- at cost (all
corporate
    except $184 at December 31, 1995, which
    represent state and municipal securities).. 574 1,212 Accounts and notes receivable (less allowances of $17 at March 31, 1996,
    and $16 at December 31, 1995)..............    3,353      3,332
  Inventories
    Crude oil and products.....................      796        750
    Materials and supplies.....................      336        291
  Prepaid expenses and income taxes............      727        723
    Total current assets.......................    5,950      6,490
Investments and Other Assets:
  Investments and related advances.............      698        654
  Long-term receivables and other assets.......      783        655
                                                   1,481      1,309
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of
  $26,684 at March 31, 1996, and $26,531 at
  December 31, 1995 (The successful efforts
  method of accounting is followed for costs
  incurred in oil and gas producing activities)   22,505     22,046
    Total assets............................... $ 29,936   $ 29,845

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations..... $    108   $    341
  Short-term obligations.......................      982        735
  Accounts payable.............................    2,499      2,822
  Accrued liabilities..........................      934        989
  Taxes payable (including income taxes).......      838        887
    Total current liabilities..................    5,361      5,774
Long-Term Debt.................................    3,944      3,962
Deferred Credits and Other Non-Current Liabilities:
  Income taxes.................................    2,792      2,745
  Other........................................    2,455      2,401
                                                   5,247      5,146
Minority Interest..............................      114        115

Shareholders' Equity:
  Common stock (authorized 800,000,000 shares;
    issued and outstanding at March 31, 1996
    --496,841,721; December 31, 1995
    --496,402,697 shares)......................    2,609      2,590
  Earnings retained and invested in the
    business...................................   12,711     12,295
  Pension liability adjustment.................      (49)       (49)
  Foreign currency translation adjustment......       (1)        12
                                                  15,270     14,848
    Total liabilities and shareholders' equity. $ 29,936   $ 29,845

Consolidated Statement of Cash Flows
(millions of dollars)
                                                Three Months Ended
                                                     March 31,
                                                   1996       1995
Cash Flows from Operating Activities:
  Net income................................... $   728    $   523
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments.........     538        534
    Decrease in receivables...................       18        285
    (Increase) decrease in inventories.........     (24)         9
    Decrease in payables and accrued
      liabilities..............................    (381)      (557)
    Deferred taxes and other items.............     (98)       (58)
    Net cash provided by operating activities..     781        736

Cash Flows From Investing Activities:
  Capital expenditures.........................    (784)      (527)
  Proceeds from dispositions of properties
    and other assets...........................     248        142
  Net investments, advances and business
    acquisitions...............................    (702)       (23)
  Proceeds from sales of investments...........     100          -
  Other........................................      (1)        (8)
    Net cash used in investing activities......  (1,139)      (416)

Cash Flows from Financing Activities:
  New long-term obligations....................      17         62
  Repayment of long-term obligations...........    (269)       (91)
  Cash dividends paid..........................    (312)      (298)
  Issuances of common stock....................      19          6
  Acquisitions of common stock.................       -        (60)
  Increase in short-term obligations...........     247         96
    Net cash used in financing activities......    (298)      (285)

(Decrease) increase in Cash and Marketable
  Securities...................................    (656)        35
Cash and Marketable Securities-
  Beginning of Period..........................   1,394      1,789
Cash and Marketable Securities-End of Period... $   738    $ 1,824

Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of Amoco Corporation ("Amoco" or the "Corporation"). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. Certain data for the Statement of Cash Flows for 1995 have been reclassified.

Item 2. Management's Discussion and Analysis

Results of Operations

Net income for the first quarter of 1996 amounted to a record $728 million, or $1.47 per share. Net income for the first quarter of 1995 amounted to $523 million, or $1.05 per share. Included in first-quarter 1996 earnings were gains of $56 million on certain Canadian asset dispositions. Excluding this item, first-quarter 1996 earnings were $149 million higher than 1995's first quarter.

The increase in earnings for the first quarter of 1996 reflected strong exploration and production ("E&P") earnings, primarily attributable to higher energy prices. Chemical earnings continued strong while petroleum products decreased slightly, reflecting the continuing competitive environment of that segment.

Sales and other operating revenues totaled $7.3 billion for the first quarter of 1996, 10 percent higher than the $6.6 billion reported in the corresponding 1995 period. Natural gas and refined products revenues increased 34 percent and 14 percent, respectively, resulting from both higher prices and volumes.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3.9 billion for the first three months of 1996, 11 percent higher than 1995's first three months. The increase was primarily attributable to higher crude oil purchase prices and volumes.

Selling and administrative expenses for the first three months of 1996 were $535 million compared with $471 million for the comparable 1995 period. Included in selling and administrative expenses were ongoing reorganization costs of $28 million before tax, mainly related to system redesign, relocation and new process development. Also included in 1996 first three-month results were favorable before tax currency effects of $1 million, compared with favorable currency effects of $19 million for the corresponding 1995 period.

For the 12 months ended March 31, 1996, return on average shareholders' equity was 13.8 percent compared with 13.5 percent for the 12 months ended March 31, 1995. Return on average capital employed was 11.0 percent for the 12-month period ended March 31, 1996, compared with 10.8 percent for the corresponding prior-year period.

Results by Industry Segment

                                     Three Months Ended
                                          March 31,
(millions of dollars)                  1996       1995
Exploration and Production
  United States....................  $  281     $  175
  Canada...........................     134         46
  Overseas.........................     121         87
  Subtotal.........................     536        308
Petroleum Products.................      18         19
Chemicals..........................     240        233
Corporate and Other Operations*....     (66)       (37)
  Net Income.......................  $  728     $  523


* Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities.

Exploration and Production - U. S.

U.S. E&P operations earned $281 million in the first three months of 1996 compared with $175 million for the similar 1995 period.
The increase primarily reflected higher energy prices.

Amoco's first-quarter U.S. natural gas prices averaged approximately $1.75 per thousand cubic feet ("mcf"), $.35 per mcf above the first quarter of 1995. Average crude oil prices increased about $1.50 per barrel and averaged almost $17.50 per barrel for the quarter. Natural gas production averaged 2,584 million cubic feet per day, an increase of six percent compared with the first quarter of 1995, while crude oil and natural gas liquids ("NGL") production of 290 thousand barrels per day was about the same as a year ago.

Exploration and Production - Canada

Canadian operations, which include supply and marketing of NGL, earned $134 million in the first quarter of 1996 compared with the prior year's first-quarter earnings of $46 million. The 1996 results included gains of $56 million on asset dispositions, including the sale of Amoco's remaining investment in Crestar Energy Inc. Also favorably affecting earnings were higher energy prices and lower costs. Natural gas prices averaged $1.15 per mcf for the quarter, about 20 cents higher than 1995's first quarter. Crude oil prices averaged $14.70 per barrel for the first quarter of 1996, slightly above the prior-year first quarter average.

For the first three months of 1996, natural gas production averaged 846 million cubic feet per day, seven percent above the comparable 1995 period. Crude oil and NGL production averaged 64 thousand barrels per day for the first three months of 1996, 10 percent below 1995's first quarter level, reflecting property dispositions and normal field declines. Heavy oil production averaged 21 thousand barrels per day during the first three months of 1996, an increase of six thousand barrels per day over the first quarter of 1995.

Exploration and Production - Overseas

Overseas E&P earned $121 million for the first three months of 1996, an increase of $34 million over 1995 earnings for the same period. Affecting 1996 earnings were higher crude oil prices and favorable currency effects compared with 1995, partially offset by higher exploration expenses.

For the first three months of 1996, overseas natural gas production averaged 1,079 million cubic feet per day, nine percent above 1995 production levels of 986 million cubic feet per day, primarily as a result of higher European demand. Crude oil and NGL production averaged 290 thousand barrels per day, three percent below the comparable 1995 period.

Petroleum Products

Petroleum Products activities earned $18 million for the first three months of 1996, compared with $19 million for the comparable 1995 period. Higher 1996 crude oil costs kept downward pressure on refined product margins, which more than offset volume increases.

For the first three months of 1996, U.S. refined product sales averaged 1,126 thousand barrels per day, an increase of three percent over the corresponding 1995 period. For the first three months of 1996, refineries ran at 90 percent of rated capacity, compared with 87 percent for the comparable 1995 period.

Chemicals

Chemical earnings of $240 million for the first quarter of 1996 compared with $233 million for the similar 1995 period. The modest improvement in first-quarter earnings primarily reflected higher paraxylene ("PX") and purified terephthalic acid ("PTA") margins, which more than offset lower olefins and polymers earnings.


Corporate and Other Operations

Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities. Corporate and other operations incurred net expenses of $66 million for the first three months of 1996, compared with net expenses after tax of $37 million in the corresponding 1995 period. Corporate expenses in 1996 included less favorable currency effects compared to 1995 and reorganization costs, primarily system redesign, relocation and new process development, of $18 million after tax.



Outlook

The Corporation and the oil industry will continue to be affected by the volatility of crude oil and natural gas prices. Also, affecting chemicals and petroleum products activities is the overall industry product supply and demand balance. Amoco's future performance is expected to continue to be impacted by its organizational structure and associated savings; ongoing cost reduction programs; the divestment of marginal properties and underperforming assets; application of new technologies; and new governmental regulations.

Amoco's exploration efforts will continue to target those areas that offer the most potential. Amoco will pursue areas that capitalize on its natural gas resources and continue to expand internationally. Amoco's E&P barrel-oil-equivalent production in North America is expected to remain approximately at 1995 levels. Outside North America, production from the Liuhua oil field in the South China Sea, which came onstream in late March, should benefit crude oil production by an average of approximately 30,000 barrels per day for the remainder of 1996. Overseas natural gas production is expected to increase modestly in 1996.

In the petroleum products sector, Amoco anticipates weak U.S. industry refining margins in the near term. Amoco will continue to pursue additional cost reduction programs and improved asset utilization. Refining results should benefit from higher utilization rates in 1996, reflecting reduced planned downtime.

In the chemical sector, while the near-term industry outlook is continuing to soften for commodity chemicals, Amoco expects long-term growth to exceed 3 percent, with higher growth anticipated in the Asia-Pacific region. PTA's average annual growth is expected to be 7 percent over the next decade, with the largest demand growth expected to be in the Asia-Pacific region, while worldwide PX demand is expected to grow about 6 percent per year. To pursue these marketing opportunities, Amoco is planning PTA and PX expansions at wholly owned and joint-venture facilities. Two of the planned expansions are expected to be completed this year. First, Amoco's wholly owned 500,000 metric tons-per-year PTA plant in Malaysia is expected to go onstream in the second quarter of 1996. Second, Amoco is adding 350,000 metric tons-per-year of PX capacity in Texas City, Texas by the end of the year.

Amoco continues to seek attractive opportunities worldwide and is constantly reviewing strategic alternatives. Amoco will also continue to evaluate and divest marginal properties and underperforming assets. As previously announced, Amoco and Shell Oil Company plan to form a partnership combining exploration and production assets in the greater Permian Basin area of west Texas and southeast New Mexico. Final agreement is contingent on the successful completion of ongoing discussions regarding design, management and operation of the company. Start up of the partnership is expected in 1996. Also, in early 1996, Amoco announced the possible divestment of Atlanta-based Amoco Foam Products Company ("Amoco Foam"). Amoco Foam is a leading manufacturer and marketer of polystyrene foam products, with nine plants in the United States. In 1995, Amoco Foam product revenues totaled $288 million.

Liquidity and Capital Resources

Cash flows from operating activities for the first three months of 1996 amounted to $781 million compared with $736 million in the prior-year period. Working capital of $589 million at March 31, 1996 compared with $716 million at December 31, 1995. The Corporation's current ratio was 1.11 to 1 at March 31, 1996, compared with 1.12 to 1 at year-end 1995. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

Amoco's debt totaled $5 billion at March 31, 1996 and year-end 1995. Debt as a percentage of debt-plus-equity was 24.6 percent at March 31, 1996, and 25.2 percent at year-end 1995. In early 1996, Amoco Company redeemed the $25 million, 9 7/8 percent debentures due 2016 and the $57 million, 9 3/4 percent debentures due 2016. Amoco Corporation guarantees the public debt obligations of Amoco Company. Amoco Corporation and Amoco Company guarantee the public notes and debentures of Amoco Canada Petroleum Company Ltd. ("Amoco Canada") and Amoco Argentina Oil Company ("Amoco Argentina").

Cash  dividends  paid in the first quarter of 1996  totaled  $312 million. The quarterly dividend was raised to 65 cents per share in January 1996, an increase of 5 cents per share, or eight percent, over the previous rate.

The Corporation believes its strong financial position will permit the financing of business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At March 31, 1996, bank lines of credit available to support commercial paper borrowings amounted to $490 million, all of which were supported by commitment fees.

The Corporation also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities. A $500 million shelf registration statement for Amoco Company remains on file with the Securities and Exchange Commission ("SEC") to permit ready access to capital markets. In 1995, Amoco Argentina filed a shelf registration with the SEC for $200 million in debt securities, of which $100 million in debt securities were subsequently issued. Amoco Corporation and Amoco Company guarantee the securities issued under this registration statement. Amoco Canada has a $225 million 10-year revolving term facility, guaranteed by Amoco and Amoco Company. Amoco Canada is charged a standby fee for the facility, which has not been used.

On March 1, 1996, Albemarle Corporation's ("Albemarle") alpha-olefins, poly alpha olefins and synthetic alcohol businesses were purchased for approximately $500 million. The purchase involved about 550 employees and assets in Texas and Belgium.

Capital and exploration expenditures, excluding the Albemarle acquisition, for the first three months of 1996 totaled $904 million compared with $642 million for the comparable 1995 period. Approximately 74 percent of the 1996 expenditures was spent in exploration and production operations. Amoco previously announced a 1996 capital investment and exploration program of $4.7 billion, up 14 percent from the $4.1 billion spent in 1995.

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


                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

The Internal Revenue Service ("IRS") has challenged the application of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1989. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to 1980 through 1982. The Corporation filed a petition in the U.S. Tax Court contesting the IRS statutory Notice of Deficiency. Trial on the matter was held in April 1995. The Tax Court issued an opinion on March 28, 1996, deciding that Amoco was entitled to its foreign tax credits for the years 1980 through 1982 and that additional taxes of $466 million claimed by the IRS were not due. Pending resolution of final tax computations, the Tax Court's decision will become final and will be subject to appeal within ninety days. A comparable adjustment of foreign tax credits for each year has been proposed for the years 1983 through 1989 based upon subsequent IRS audits. Similar challenges could arise relating to years subsequent to 1989. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. Consequently, this dispute is not expected to have a material adverse effect on the liquidity, results of operations, or the consolidated financial position of the Corporation.

Twelve proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7.7 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on April 23,
1996.

(b)  Not applicable

(c) Six persons nominated by the Board of Directors were elected directors. Proxies for the meeting were solicited pursuant to
Regulation 14A; there was no solicitation in opposition to management's nominees listed in the proxy statement. Results of the election were as follows: Donald R. Beall, shares for 415,657,872, shares withheld 4,596,409; Richard J. Ferris, shares for 414,950,992, shares withheld 5,303,289; William G. Lowrie, shares for 415,608,145, shares withheld 4,646,136; Floris A. Maljers, shares for 415,311,583, shares withheld 4,942,698; Robert H. Malott, shares for 414,649,311, shares withheld 5,605,276; Arthur C. Martinez, shares for 415,629,206, shares withheld 4,625,075; Abstentions for the nominees as a group totaled 5,604,970. With respect to the proposal relating to the amendment of the 1991 Incentive Program set forth in the proxy statement, the results were as follows: shares for 395,751,283, shares against 15,625,884, abstentions 7,493,296 and broker non-votes 1,474,734. With respect to the concurrence in the appointment of Price Waterhouse LLP to serve as independent accountants for Amoco and its subsidiaries for the fiscal year 1996, the results were as follows: shares for 416,320,257, shares against 2,583,546 and abstentions 1,441,394.

(d)  Not applicable

Item 5.  Other Information

Shown below is summarized financial information of Amoco's wholly owned subsidiary, Amoco Company.

                                     Three Months
                                         Ended
                                       March 31,
                                     1996        1995
                                     (millions of
                                       dollars)
Total revenues(including
excise taxes).................    $ 7,404      $6,739
Operating profit..............    $   899      $  679
Net income....................    $   598      $  446



                                 March 31,  Dec. 31,
                                     1996       1995
                                (millions of dollars)
Current assets...............    $ 4,973     $ 5,303
Total assets.................    $26,725     $26,326
Current liabilities..........    $ 4,363     $ 4,578
Long-term debt...............    $ 6,731     $ 6,785
Deferred credits.............    $ 4,478     $ 4,397
Minority interest............    $   111     $   110
Shareholder's equity.........    $11,042     $10,456


Shown below is summarized financial information of Amoco's wholly owned subsidiary, Amoco Canada.

                                     Three Months
                                         Ended
                                       March 31,
                                     1996        1995
                                 (millions of dollars)
Revenues......................    $ 1,033      $  871
Net income....................    $    93      $    4


                                March 31,     Dec. 31,
                                    1996         1995
                                (millions of dollars)
Current assets................   $ 1,212      $ 1,252
Total assets..................   $ 4,290      $ 4,493
Current liabilities...........   $ 2,219      $ 2,494
Non-current liabilities.......   $ 2,360      $ 2,381
Shareholder's deficit.........   $  (289)     $  (382)

Shown below is summarized financial information for Amoco's indirectly wholly owned subsidiary, Amoco
Argentina.

                                    Three Months
                                       Ended
                                       March 31,
                                    1996       1995
                                 (millions of dollars)
Revenues......................     $  75      $  61
Net income....................     $  27      $  24



                                 March 31,   Dec. 31,
                                     1996       1995
                                 (millions of dollars)
Current assets................    $   94      $   73
Total assets..................    $  419      $  389
Current liabilities...........    $   52      $   49
Non-current liabilities.......    $  113      $  113
Shareholder's equity..........    $  254      $  227


Item 6.  Exhibits and Reports on Form 8-K



(a)Exhibits

     Exhibit
     Number

     12      Statement Setting Forth Computation of
             Ratio of Earnings to Fixed Charges.

     27      Financial Data Schedule.

(b)  No reports on Form 8-K were filed during the quarter ended
March 31, 1996.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Amoco Corporation
                                    (Registrant)

Date: May 13, 1996
                                   Judith G. Boynton
                                   Judith G. Boynton
                                   Vice President and Controller
                                   (Duly Authorized and Chief
                                   Accounting Officer)