Form 10-Q
period 1996-06-30
AMOCO CORP
filed 1996-08-12
CIK 93397

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1996 or

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

Number of shares outstanding as of June 30, 1996--497,137,345

                  PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements
Consolidated Statement of Income
(millions of dollars)
                                 Three Months       Six Months
                                    Ended             Ended
                                     June 30,          June 30,
                                1996     1995     1996      1995
Revenues:
  Sales and other operating
    revenues.................  $ 7,831 $ 6,814  $15,108   $13,434
  Consumer excise taxes......      844     835    1,663     1,643
  Other income...............       90      64      208       200
    Total revenues...........    8,765   7,713   16,979    15,277

Costs and Expenses:
  Purchased crude oil,
    natural gas, petroleum
    products and merchandise.    4,399   3,589    8,274     7,087
  Operating expenses.........    1,207   1,103    2,290     2,224
  Petroleum exploration
    expenses, including
    exploratory dry holes....      131     116      251       231
  Selling and administrative
    expenses.................      588     542    1,123     1,013
  Taxes other than income
    taxes....................    1,040   1,009    2,067     2,011
  Depreciation, depletion,
    amortization, and retire-
    ments and abandonments...      553     524    1,091     1,058
  Interest expense...........       45      89      105       175
    Total costs and expenses.    7,963   6,972   15,201    13,799

Income before income taxes...      802     741    1,778     1,478

Income taxes.................      202     208      450       422

Net income...................  $   600 $   533  $ 1,328   $ 1,056

Weighted average number of
  shares of common stock
  outstanding (in thousands).  497,071 494,795  496,874   495,587

Per Share Data (Based on weighted
  average shares outstanding):

Net income...................  $  1.20 $  1.08  $  2.67   $  2.13

Cash dividends per share.....  $   .65 $   .60  $  1.30   $  1.20

Consolidated Statement of Financial Position
(millions of dollars)
                                               June 30,   Dec. 31,
                    ASSETS                        1996       1995
Current Assets:
  Cash........................................ $   211    $   182
  Marketable securities -- at cost (all
    corporate except $71 at June 30, 1996,
    and $184 at December 31, 1995, which
    represent state and municipal securities).     621      1,212
  Accounts and notes receivable (less
    allowances of $17 at June 30, 1996,
    and $16 at December 31, 1995).............   3,186      3,332
  Inventories
    Crude oil and products....................     875        750
    Materials and supplies....................     367        291
  Prepaid expenses and income taxes...........     806        723
    Total current assets......................   6,066      6,490
Investments and Other Assets:
  Investments and related advances............     748        654
  Long-term receivables and other assets......     872        655
                                                 1,620      1,309
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of
  $27,100 at June 30, 1996, and $26,531
  at December 31, 1995 (the successful
  efforts method of accounting is followed
  for costs incurred in oil and gas producing
  activities).................................  22,771     22,046
    Total assets.............................. $30,457    $29,845

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations.... $    84    $   341
  Short-term obligations......................   1,141        735
  Accounts payable............................   2,560      2,822
  Accrued liabilities.........................   1,000        989
  Taxes payable (including income taxes)......     817        887
    Total current liabilities.................   5,602      5,774
Long-Term Debt................................   3,987      3,962
Deferred Credits and Other Non-Current Liabilities:
  Income taxes................................   2,828      2,745
  Other.......................................   2,378      2,401
                                                 5,206      5,146
Minority Interest.............................     113        115

Shareholders' Equity:
  Common stock (authorized 800,000,000 shares;
    issued and outstanding at June 30,
    1996 --497,137,345; December 31, 1995
    --496,402,697 shares).....................   2,624      2,590
  Earnings retained and invested in the
    business..................................  12,988     12,295
  Pension liability adjustment................     (49)       (49)
  Foreign currency translation adjustment.....     (14)        12
                                                15,549     14,848
    Total liabilities and shareholders' equity $30,457    $29,845

Consolidated Statement of Cash Flows
(millions of dollars)
                                               Six Months Ended
                                                    June 30,
                                                 1996       1995
Cash Flows from Operating Activities:
  Net income.................................. $ 1,328    $ 1,056
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments........   1,091      1,058
    Decrease in receivables...................      48         71
    Increase in inventories...................    (138)       (99)
    Decrease in payables and accrued
      liabilities.............................    (292)      (493)
    Deferred taxes and other items............    (267)       (81)
    Net cash provided by operating activities.   1,770      1,512

Cash Flows From Investing Activities:
  Capital expenditures........................  (1,707)    (1,293)
  Proceeds from dispositions of property
    and other assets..........................     286        166
  Net investments, advances and business
    acquisitions..............................    (600)      (148)
  Proceeds from sales of investments..........     100          -
  Other.......................................      19         11
    Net cash used in investing activities.....  (1,902)    (1,264)

Cash Flows from Financing Activities:
  New long-term obligations...................      82         86
  Repayment of long-term obligations..........    (317)      (113)
  Cash dividends paid.........................    (635)      (596)
  Issuances of common stock...................      34         27
  Acquisitions of common stock................       -       (465)
  Increase in short-term obligations..........     406         24
    Net cash used in financing activities.....    (430)    (1,037)

Decrease in Cash and Marketable Securities....    (562)      (789)
Cash and Marketable Securities-
  Beginning of Period.........................   1,394      1,789
Cash and Marketable Securities-End of Period.. $   832    $ 1,000

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


Item 2. Management's Discussion and Analysis

Results of Operations

Six Months 1996 vs. Six Months 1995

Net income for the first six months of 1996 amounted to $1,328 million, or $2.67 per share. Net income for the first six months of 1995 amounted to $1,056 million, or $2.13 per share. The increase in earnings for the first six months of 1996 primarily reflected higher energy prices, partially offset by lower chemical and petroleum products margins. Included in first-half 1996 results were gains of $56 million after tax on certain Canadian asset dispositions.

Sales and other operating revenues totaled $15.1 billion for the first six months of 1996, 12 percent higher than the $13.4 billion reported in the corresponding 1995 period. Refined products, crude oil and natural gas revenues increased 15, 17 and 31 percent, respectively, primarily on the strength of higher prices. Chemical product revenues increased two percent resulting from increased sales volumes.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $8.3 billion for the first six months of 1996, 17 percent higher than 1995's first six months. The increase was primarily attributable to higher crude oil volumes and prices and increases in natural gas prices.

Petroleum  exploration expenses of $251 million in the first  six months  of  1996 increased nine percent compared with the  prior-
year   period,   primarily  reflecting  higher   geological   and
geophysical expenses overseas.

Selling and administrative expenses for the first six months of $1.1 billion compared with $1.0 billion for the comparable 1995 period. Included in selling and administrative expenses were ongoing reorganization costs of $68 million before tax, $8 million higher than 1995, mainly related to system redesign, relocation and new process development. Also reflected in first six-month 1996 results were unfavorable before-tax currency effects of $18 million, compared with favorable currency effects of $14 million for the corresponding 1995 period.

Interest  expense  of $105 million for the first  six  months  of
1996,  compared  with  $175 million for  the  corresponding  1995 period, decreased primarily as a result of lower interest relating to revised estimates of tax obligations.

Second Quarter 1996 vs. Second Quarter 1995

Second-quarter 1996 net income totaled $600 million, or $1.20 per share, an increase of 13 percent over the $533 million, or $1.08 per share, reported in the second quarter of 1995. The improvement resulted from higher energy prices and an increase in production in the exploration and production ("E&P") segment, which more than offset lower petroleum products earnings, and a decline from very strong chemical margins of a year ago.

Sales and other operating revenues totaled $7.8 billion for the second quarter of 1996, 15 percent higher than the $6.8 billion reported in the second quarter of 1995. The increase resulted from higher prices for refined products, crude oil and natural gas, and higher chemical product sales volumes.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $4.4 billion for the second quarter of 1996, 23 percent higher than the prior-year quarter. The increase reflected higher prices and volumes for crude oil and higher prices for natural gas.

Selling and administrative expenses for the second quarter of 1996 totaled $588 million, nine percent above the $542 million for the second quarter of 1995, reflecting ongoing reorganization costs of $40 million before tax, compared with $34 million in 1995. Also included in the second quarter of 1996 results were unfavorable before-tax currency effects of $19 million, $14 million above the second quarter of 1995.

Interest  expense of $45 million for the second quarter  of  1996 decreased by $44 million from the second quarter of 1995, reflecting lower interest on tax obligations.

For the 12 months ended June 30, 1996, return on average shareholders' equity was 14.2 percent compared with 14.3 percent for the 12 months ended June 30, 1995. Return on average capital employed was 11.1 percent for the 12-month period ended June 30, 1996, compared with 11.5 percent for the corresponding prior-year period.

Results by Industry Segment

                              Six Months       Second Quarter
(millions of dollars)       1996      1995     1996    1995
Exploration and Production
  United States..........  $  515    $  364   $ 234   $ 189
  Canada.................     189        79      55      33
  Overseas...............     206       148      85      61
  Subtotal...............     910       591     374     283
Petroleum Products.......     108       123      90     104
Chemicals................     413       479     173     246
Corporate and
  Other Operations*......    (103)     (137)    (37)   (100)
Net Income...............  $1,328    $1,056   $ 600   $ 533


* Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities.


Six Months 1996 vs. Six Months 1995

Exploration and Production - U. S.

U.S. E&P operations earned $515 million in the first six months of 1996 compared with $364 million for the similar 1995 period.
The increase resulted from higher energy prices and an increase in natural gas production.

Amoco's  natural  gas prices for the first  six  months  of  1996 averaged approximately $1.70 per thousand cubic feet ("mcf"), $.30 per mcf above the first six months of 1995. Amoco's average crude oil prices were up about $2.15 per barrel and averaged approximately $18.50 per barrel for the first six months of 1996. Natural gas production averaged 2.6 billion cubic feet per day, an increase of six percent compared with the prior-year six months. Crude oil and natural gas liquids ("NGL") production averaged 293,000 barrels per day, the same as the first six months of 1995, as higher NGL production offset declining crude oil production.


Exploration and Production - Canada

Canadian earnings, which include supply and marketing of NGL, totaled $189 million for the first six months of 1996, compared with $79 million for the first six months of 1995. The increase reflected higher energy prices partially offset by higher exploration expenses and lower crude and NGL production. Also impacting 1996 six-month earnings were after-tax gains of $56 million on asset dispositions, including the sale of Amoco's remaining investment in Crestar Energy Inc.

Amoco's Canadian natural gas prices averaged approximately $1.10 per mcf for the first six months of 1996 compared with about $.90 per mcf for the prior-year period. Average crude oil prices for the first six months of 1996 increased almost $1.25 per barrel, averaging approximately $16.75 per barrel for the first six months of 1996. Natural gas production during the first six months of 1996 averaged 830 million cubic feet per day, about two percent higher than the prior-year period. Crude oil and NGL production averaged 61,000 barrels per day during the first six months of 1996, a decrease of nine percent from a year ago, in part reflecting divestments.


Exploration and Production - Overseas

Overseas E&P earnings were $206 million for the first six months of 1996, an increase of $58 million over 1995's first six-months results. Higher crude oil prices and higher crude oil and natural gas production were the primary factors accounting for the improvement.

Crude oil and NGL production averaged 301,000 barrels per day for the first six months of 1996, compared with 295,000 barrels per day for the similar 1995 period, reflecting start-up of the Liuhua field in the South China Sea in late March. Natural gas production averaged 1.0 billion cubic feet per day, an increase of seven percent over the first six months of 1995, primarily reflecting higher European demand.


Petroleum Products

Petroleum Products activities earned $108 million for the first six months of 1996, compared with $123 million for 1995, reflecting lower refining margins, particularly for aromatics.
Partly offsetting were higher marketing margins.

During the first six months of 1996, U.S. refined product sales averaged 1,168,000 barrels per day compared with 1,112,000 barrels per day for the prior year period. Refineries ran at 94 percent of rated capacity for the first six months of 1996, compared with 89 percent for the corresponding 1995 period.


Chemicals

Chemical operations earned $413 million for the first six months of 1996 compared with $479 million for the similar 1995 period. The decrease in earnings primarily reflected lower margins for olefins and purified terephthalic acid ("PTA"), the preferred raw material for polyester. Also affecting earnings for the first six months of 1996 were lower sales volumes for PTA, which were 3 percent below year-earlier levels.


Corporate and Other Operations

Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities. Corporate and other operations reported net expenses after tax of $103 million for the first six months of 1996, compared with $137 million for the first six months of 1995. The decrease in net expenses reflected lower corporate expenses, lower interest on tax obligations and gains on asset dispositions, partly offset by unfavorable currency effects.


Second Quarter 1996 vs. Second Quarter 1995

Exploration and Production - U.S.

U.S. E&P earnings were $234 million in the second quarter of 1996 compared with 1995 second-quarter earnings of $189 million. The
1996 increase of $45 million primarily reflected higher energy prices.

Amoco's U.S. natural gas prices for the second quarter of 1996 averaged approximately $1.65 per mcf, $.30 per mcf above the prior year quarter. Amoco's average crude oil prices were up about $2.80 per barrel and averaged approximately $19.50 per barrel for the quarter. Natural gas production increased six percent to 2,559 million cubic feet per day for the second quarter of 1996. Crude oil and NGL production was about the same as the second quarter of 1995.


Exploration and Production - Canada

Canadian E&P operations, which include supply and marketing of NGL, earned $55 million in the second quarter of 1996 compared with $33 million for the second quarter of 1995. The increase reflected higher energy prices, partially offset by higher exploration expenses, and lower production partly due to divestments.

Amoco's Canadian natural gas prices averaged approximately $1.05 per mcf for the second quarter of 1996, $.15 per mcf above the prior year quarter. Average crude oil prices for the second quarter of 1996 increased by over $2.50 per barrel compared with the second quarter of 1995, averaging almost $19.15 per barrel for the quarter. Natural gas production of 815 million cubic feet per day was about three percent lower than the prior year period. Crude oil and NGL production averaged 58,000 barrels per day, compared with 62,000 barrels per day a year ago.


Exploration and Production - Overseas

Overseas E&P operations earned $85 million in the second quarter of 1996 compared with $61 million for the second quarter of 1995. Higher crude oil prices and start-up of production in the Liuhua field were the primary factors accounting for the improvement.

Crude oil and NGL production averaged 310,000 barrels per day for the second quarter 1996, and included production of 26,000 barrels per day from the Liuhua field. Natural gas production increased four percent compared with the second quarter of 1995.


Petroleum Products

Petroleum Products activities earned $90 million during the second quarter of 1996, compared with $104 million in the second quarter of 1995, reflecting lower refining margins, particularly in aromatics, which more than offset higher marketing margins.

During the second quarter of 1996, U.S. refined product sales averaged 1,211,000 barrels per day compared with 1,133,000 barrels per day for the prior year period. Refineries ran at 97 percent of rated capacity for the second quarter, compared with 91 percent in the corresponding 1995 period.


Chemicals

Chemical operations earned $173 million in the second quarter of 1996, compared with $246 million for the second quarter of 1995. The decrease in earnings for the second quarter of 1996 primarily reflected lower olefins margins compared with high year-earlier levels and lower PTA margins and volumes. PTA customers, following a period of polyester overproduction and in anticipation of new PTA capacity, reduced PTA inventories adversely impacting results.


Corporate and Other Operations

Corporate and other operations reported net expenses after tax of $37 million for the second quarter of 1996 compared with the 1995 net expenses after tax of $100 million. The decrease reflected lower corporate expenses, lower interest on tax obligations, and gains on the disposition of non-core assets.


Outlook

The Corporation and the oil industry will continue to be affected by the volatility of crude oil and natural gas prices. Also affecting chemicals and petroleum products activities is the overall industry product supply and demand balance. Amoco's future performance is expected to continue to be impacted by savings associated with changes in its organizational structure; ongoing cost reduction programs; the divestment of marginal properties and underperforming assets; application of new technologies; and new governmental regulations.

Amoco's exploration efforts will continue to target those areas that offer the most potential. Amoco will pursue areas to capitalize on its natural gas resources and continue to expand internationally. Amoco's E&P barrel-oil-equivalent production in North America is expected to remain approximately at 1995 levels. Outside North America, production from the Liuhua oil field in the South China Sea, which came onstream in late March, should benefit crude oil production by an average of approximately 30,000 barrels per day for the remainder of 1996. Overseas natural gas production is expected to increase in 1996 compared to 1995.

In the petroleum products sector, Amoco anticipates weak U.S. refining margins in its marketing areas in the near term. Amoco's marketing strategy will continue to emphasize brand product quality and improve its position as a convenience retailer. Amoco will continue to pursue additional cost reduction programs and improved asset utilization.

In the chemical sector, while the near-term industry outlook is continuing to soften for commodity chemicals, Amoco expects long-term growth to exceed three percent, with a higher increase anticipated in the Asia-Pacific region. PTA average annual growth is expected to be seven percent over the next decade, with the largest demand increase expected to be in the Asia-Pacific region, while worldwide paraxylene ("PX") demand is expected to grow about six percent per year. Amoco's wholly owned 500,000 metric tons-per-year PTA plant in Malaysia went onstream in the second quarter of 1996. Also, Amoco recently added 350,000 metric tons-per-year of PX capacity in Texas City, Texas.

Amoco continues to seek attractive opportunities worldwide and is constantly reviewing strategic alternatives. Amoco will also continue to evaluate and divest marginal properties and underperforming assets. Amoco and Shell Oil Company signed a letter of intent to form a limited partnership combining exploration and production assets in the greater Permian Basin area of west Texas and southeast New Mexico. Final agreement is contingent on the successful completion of ongoing discussions regarding design, management and operation of the company. Start up of the partnership is expected in 1996.

In late June, a unit of Tenneco Corporation announced that it was seeking to acquire Amoco Foam Products Company ("Amoco Foam") in a transaction valued at approximately $310 million. Amoco Foam is a leading manufacturer and marketer of polystyrene foam products, with nine plants in the United States. In 1995, Amoco Foam product revenues totaled $288 million.

Liquidity and Capital Resources

Cash flows from operating activities for the first six months of 1996 amounted to $1,770 million compared with $1,512 million in the prior-year period. Working capital was $464 million at June 30, 1996, compared with $716 million at December 31, 1995. The Corporation's current ratio was 1.08 to 1 at June 30, 1996, compared with 1.12 to 1 at year-end 1995. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

Amoco's debt totaled $5.2 billion at June 30, 1996, compared with $5.0 billion as of year-end 1995. Debt as a percentage of debt-plus-equity was 25.0 percent at June 30, 1996, and 25.2 percent at year-end 1995.

Amoco Corporation guarantees the public debt obligations of Amoco Company. Amoco Corporation and Amoco Company guarantee the public notes and debentures of Amoco Canada Petroleum Company Ltd. ("Amoco Canada") and Amoco Argentina Oil Company ("Amoco Argentina").

The Corporation believes its strong financial position will permit the financing of business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At June 30, 1996, bank lines of credit available to support commercial paper borrowings amounted to $500 million, all of which were supported by commitment fees.

The Corporation also may utilize its access to long-term debt markets to finance profitable growth opportunities. A $500 million shelf registration statement for Amoco Company remains on file with the Securities and Exchange Commission ("SEC") to permit ready access to capital markets. In 1995, Amoco Argentina filed a shelf registration with the SEC for $200 million in debt securities, of which $100 million in debt securities were subsequently issued. Amoco Corporation and Amoco Company guarantee the securities issued under this registration statement. Amoco Canada has a U.S. $225 million revolving 10-year term facility, guaranteed by Amoco and Amoco Company, to be used for general corporate purposes. Amoco Canada is charged a standby fee for the facility, which has not been used.

On March 1, 1996, Albemarle Corporation's ("Albemarle") alpha-olefins, poly alpha olefins and synthetic alcohol businesses were purchased for approximately $500 million. The purchase involved about 550 employees and assets in Texas and Belgium.

Capital and exploration expenditures, for the first six months of 1996 totaled $1,958 million, excluding the Albemarle acquisition, compared with $1,524 million for the comparable 1995 period. The increase over the first six months of 1995 reflected planned increases in spending in growth areas. Approximately 71 percent of the total 1996 expenditures has been spent in exploration and production operations.

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

                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service ("IRS") of certain foreign income taxes as credits against the Corporation's U.S. taxes that would otherwise have been payable for the years 1980 through 1989 in
Part I, Item 3 of Amoco's 1995 Form 10-K and Part II, Item 1 of Amoco's Form 10-Q for the quarter ended March 31, 1996. The Tax Court's decision became final on July 16, 1996 and is subject to appeal by the IRS until October 14, 1996. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. Consequently, this dispute is not expected to have a material adverse effect on the liquidity, results of operations or the consolidated financial position of the Corporation.

Reference is made to the description of AMOCO CHEMICAL COMPANY, et al. vs. CERTAIN UNDERWRITERS AT LLOYD'S OF LONDON, et al. in
Part I, Item 3 of Amoco's 1995 Form 10-K. On June 4, 1996, a California appellate court reversed the judgment in favor of Amoco and remanded the case for a new trial. Accordingly, it is impossible at this time to predict the ultimate outcome of the case. However, it is not expected to have a material effect on the liquidity or consolidated financial position of Amoco.

Fourteen proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7.6 million.

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

Item 2.  Changes in Securities
Not applicable.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.  Other Information

Shown below is summarized financial information for Amoco's wholly owned subsidiary, Amoco Company.

                            Three Months       Six Months
                                Ended            Ended
                               June 30,         June 30,
                           1996     1995     1996      1995
                                 (millions of dollars)
Total revenues(including
excise taxes)...........  $8,026   $7,195  $15,430   $13,934
Operating profit........  $  803   $  810  $ 1,702   $ 1,489
Net income..............  $  510   $  502  $ 1,108   $   948


                                 June 30,    Dec. 31,
                                   1996        1995
                                (millions of dollars)
Current assets.................  $ 5,170     $ 5,303
Total assets...................  $27,279     $26,326
Current liabilities............  $ 4,347     $ 4,578
Long-term debt.................  $ 6,775     $ 6,785
Deferred credits...............  $ 4,509     $ 4,397
Minority interest..............  $   110     $   110
Shareholder's equity...........  $11,538     $10,456


Shown below is summarized financial information for Amoco's wholly owned subsidiary, Amoco Canada.

                            Three Months        Six Months
                                Ended             Ended
                               June 30,          June 30,
                           1996     1995     1996      1995
                                 (millions of dollars)

Revenues................  $1,008   $  930   $2,041    $1,801
Net income..............  $   54   $  (25)  $  147    $  (21)


                                 June 30,    Dec. 31,
                                   1996        1995
                                (millions of dollars)
Current assets.................. $ 1,190     $ 1,252
Total assets.................... $ 4,350     $ 4,493
Current liabilities............. $ 2,215     $ 2,494
Non-current liabilities......... $ 2,370     $ 2,381
Shareholder's deficit........... $  (235)    $  (382)

Shown below is summarized financial information for Amoco's indirectly wholly owned subsidiary, Amoco
Argentina.

                         Three Months    Six Months
                             Ended          Ended
                            June 30,       June 30,
                         1996   1995    1996     1995
                               (millions of dollars)
Revenues................ $ 79   $ 61    $154     $122
Net income.............. $ 29   $ 20    $ 56     $ 44


                                  June 30,     Dec. 31,
                                    1996         1995
                                 (millions of dollars)
Current assets..................    $ 62         $ 73
Total assets....................    $419         $389
Current liabilities.............    $ 66         $ 49
Non-current liabilities.........    $136         $113
Shareholder's equity............    $217         $227




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number
     12    Statement Setting Forth Computation of
           Ratio of Earnings to Fixed Charges.

     27    Financial Data Schedule.

(b)  No reports on Form 8-K were filed during the quarter ended
     June 30, 1996.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Amoco Corporation
                                       (Registrant)
Date: August 12, 1996



                                    Judith G. Boynton
                                    Judith G. Boynton
                                    Vice President and Controller
                                   (Duly Authorized and Chief
                                    Accounting Officer)