Form 10-Q
period 1996-09-30
AMOCO CORP
filed 1996-11-12
CIK 93397

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1996 or

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


Number   of  shares  outstanding  as  of  September  30,   1996--
497,254,550

                  PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements
Consolidated Statement of Income
(millions of dollars)
                                 Three Months      Nine Months
                                    Ended             Ended
                                 September 30,     September 30,
                                  1996    1995     1996      1995
Revenues:
  Sales and other operating
    revenues.................  $ 7,910 $ 6,660  $23,018   $20,094
  Consumer excise taxes......      869     859    2,532     2,502
  Other income...............      239     119      447       319
    Total revenues...........    9,018   7,638   25,997    22,915

Costs and Expenses:
  Purchased crude oil,
    natural gas, petroleum
    products and merchandise.    4,582   3,401   12,856    10,488
  Operating expenses.........    1,165   1,132    3,455     3,356
  Petroleum exploration
    expenses, including
    exploratory dry holes....      165     149      416       380
  Selling and administrative
    expenses.................      488     496    1,611     1,509
  Taxes other than income
    taxes....................    1,088   1,046    3,155     3,057
  Depreciation, depletion,
    amortization, and retire-
    ments and abandonments...      583     532    1,674     1,590
  Interest expense...........       59      84      164       259
    Total costs and expenses.    8,130   6,840   23,331    20,639

Income before income taxes...      888     798    2,666     2,276

Income taxes.................      253     199      703       621

Net income...................  $   635 $   599  $ 1,963   $ 1,655

Weighted average number of
  shares of common stock
  outstanding (in thousands).  497,203 494,060  496,984   495,078

Per Share Data (Based on weighted
  average shares outstanding):

Net income...................  $  1.28 $  1.21  $  3.95   $  3.34

Cash dividends per share.....  $   .65 $   .60  $  1.95   $  1.80

Consolidated Statement of Financial Position
(millions of dollars)
                                               Sept. 30,  Dec. 31,
                    ASSETS                        1996       1995
Current Assets:
  Cash........................................ $   155    $   182
  Marketable securities -- at cost (all
    corporate except $124 at September 30, 1996
    and $184 at December 31, 1995, which
    represent state and municipal securities).     806      1,212
  Accounts and notes receivable (less
    allowances of $17 at September 30, 1996,
    and $16 at December 31, 1995).............   3,343      3,332
  Inventories
    Crude oil and products....................     838        750
    Materials and supplies....................     347        291
  Prepaid expenses and income taxes...........     840        723
    Total current assets......................   6,329      6,490
Investments and Other Assets:
  Investments and related advances............     665        654
  Long-term receivables and other assets......     873        655
                                                 1,538      1,309
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of
  $27,125 at September 30, 1996, and $26,531
  at December 31, 1995 (the successful
  efforts method of accounting is followed
  for costs incurred in oil and gas producing
  activities).................................  23,028     22,046
    Total assets.............................. $30,895    $29,845

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations.... $    94    $   341
  Short-term obligations......................     900        735
  Accounts payable............................   2,493      2,822
  Accrued liabilities.........................     963        989
  Taxes payable (including income taxes)......   1,005        887
    Total current liabilities.................   5,455      5,774
Long-Term Debt................................   4,178      3,962
Deferred Credits and Other Non-Current Liabilities:
  Income taxes................................   2,907      2,745
  Other.......................................   2,366      2,401
                                                 5,273      5,146
Minority Interest.............................     124        115

Shareholders' Equity:
  Common stock (authorized 800,000,000 shares;
    issued and outstanding at September 30,
    1996 --497,254,550; December 31, 1995
    --496,402,697 shares).....................   2,631      2,590
  Earnings retained and invested in the
    business..................................  13,299     12,295
  Pension liability adjustment................     (49)       (49)
  Foreign currency translation adjustment.....     (16)        12
                                                15,865     14,848
    Total liabilities and shareholders' equity $30,895    $29,845

Consolidated Statement of Cash Flows
(millions of dollars)
                                               Nine Months Ended
                                                   September 30,
                                                  1996       1995
Cash Flows from Operating Activities:
  Net income.................................. $ 1,963    $ 1,655
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments........   1,674      1,590
    (Increase) decrease in receivables........    (140)        94
    Increase in inventories...................    (111)      (174)
    Decrease in payables and accrued
      liabilities.............................    (181)      (298)
    Deferred taxes and other items............    (371)      (376)
    Net cash provided by operating activities.   2,834      2,491

Cash Flows from Investing Activities:
  Capital expenditures........................  (2,663)    (2,367)
  Proceeds from dispositions of property
    and other assets..........................     705        230
  Net investments, advances and business
    acquisitions..............................    (642)      (164)
  Proceeds from sales of investments..........     110          -
  Other.......................................      15          9
    Net cash used in investing activities.....  (2,475)    (2,292)

Cash Flows from Financing Activities:
  New long-term obligations...................     346        245
  Repayment of long-term obligations..........    (385)      (277)
  Cash dividends paid.........................    (958)      (888)
  Issuance of common stock...................       40         31
  Acquisitions of common stock................       -       (661)
  Increase in short-term obligations..........     165        689
    Net cash used in financing activities.....    (792)      (861)

Decrease in Cash and Marketable Securities....    (433)      (662)
Cash and Marketable Securities-
  Beginning of Period.........................   1,394      1,789
Cash and Marketable Securities-End of Period.. $   961    $ 1,127

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


Item 2. Management's Discussion and Analysis

Results of Operations

Net income for the first nine months of 1996 amounted to $1,963 million, or $3.95 per share, an increase of 19 percent over net income for the first nine months of 1995 of $1,655 million, or $3.34 per share. Included in the results for the first nine months of 1996 were gains of $97 million on the sale of Amoco's polystyrene foam products business and $56 million on certain Canadian asset dispositions. Excluding these gains, first nine-month earnings totaled $1,810 million, 9 percent higher than the similar 1995 period. The increase in earnings primarily reflected higher energy prices and production volumes, partially offset by lower chemical and petroleum products margins.

Net income for the third quarter of 1996 was $635 million or $1.28 per share. Benefiting earnings was the previously mentioned gain on the sale of Amoco's polystyrene foam products business. Excluding this gain, earnings were $538 million, a decline of 10 percent from 1995's third quarter net income of $599 million. Continued weakness in petroleum products and chemical margins more than offset higher energy prices and production volumes.

For the 12 months ended September 30, 1996, return on average shareholders' equity was 14.0 percent compared with 15.0 percent for the 12 months ended September 30, 1995. Return on average capital employed was 10.9 percent for the 12-month period ended September 30, 1996, compared with 12.2 percent for the corresponding prior-year period.

Sales and other operating revenues totaled $23 billion for the first nine months of 1996 and $7.9 billion for the third quarter, 15 and 19 percent higher, respectively, than the corresponding 1995 periods. The increase in both periods was attributable to higher crude oil, natural gas, and refined product prices and sales volumes. Chemical revenues for both the nine months and third quarter increased slightly compared with the similar 1995 periods, as acquisitions and volume increases offset lower prices.

The increase in other income for both year-to-date and third quarter 1996 mainly reflected the gain on the sale of Amoco's polystyrene foam products business.

Purchases of crude oil, natural gas, petroleum products and merchandise for the first nine months and third quarter of 1996 increased 23 percent and 35 percent, respectively, compared with the similar 1995 periods. The increase in both periods primarily resulted from higher crude oil and natural gas volumes and prices and increases in refined product prices.

Petroleum  exploration expenses increased nine  and  11  percent, respectively, in the first nine months and third quarter of  1996 compared with 1995, primarily reflecting higher dry hole expenses overseas.

Selling and administrative expenses for the first nine months of $1.6 billion compared with $1.5 billion for the comparable 1995 period. Included in selling and administrative expenses were ongoing reorganization costs of $98 million before tax, $10 million higher than 1995, mainly related to system redesign and new process development. Third-quarter 1996 reorganization costs totaled $31 million before tax compared to $25 million incurred in the third quarter of 1995. Also reflected in the third quarter 1996 selling and administrative expenses were favorable currency effects of $3 million, compared to unfavorable currency effects of $27 million in the third quarter of 1995.

Interest expense of $164 million and $59 million for the first nine months and third quarter 1996, respectively, decreased from the corresponding 1995 periods primarily as a result of lower interest related to revised estimates of tax obligations.

Net Income by Industry Segment
                              Nine Months      Third Quarter
(millions of dollars)       1996      1995     1996    1995
Exploration and Production
  United States..........  $  739    $  523   $ 224   $ 159
  Canada.................     224        69      35     (10)
  Overseas...............     310       239     104      91
  Subtotal...............   1,273       831     363     240
Petroleum Products.......     200       254      92     131
Chemicals................     630       775     217     296
Corporate and
  Other Operations*......    (140)     (205)    (37)    (68)
Net Income...............  $1,963    $1,655   $ 635   $ 599


* Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities.



Operating Statistics
                                Nine Months        Third Quarter
                               1996      1995      1996      1995
Net  Production  of  Natural Gas
(million cubic  feet  per day)
  United States............    2,574     2,445     2,579     2,470
  Canada...................      821       828       802       856
  Overseas.................      949       901       840       820
   Total..................     4,344     4,174     4,221     4,146

Net Production of Crude Oil and NGL
(thousand barrels per day)
  United States--crude oil.      181       185       180       182
               --NGL.......      113       106       117       104
  Canada--crude oil........       50        53        50        52
        --NGL..............       12        13        11        13
  Overseas.................      300       296       307       298
   Total..................       656       653       665       649

U.S. Refined Product Sales
(thousand  barrels  per day)
  Gasoline.................      633       601       659       624
  Distillates..............      358       362       343       373
  Other products...........      198       186       230       224
   Total..................     1,189     1,149     1,232     1,221

Input to U.S. Crude Units
(thousand barrels per day)       950       920       959       978

Refinery Utilization Rate        94%       92%       95%       98%

Exploration and Production - U. S.

U.S. Exploration and Production ("E&P") operations earned $739 million in the first nine months of 1996 compared with $523 million for the similar 1995 period. In the third quarter of 1996 earnings increased to $224 million from $159 million in last year's third quarter. The improvement in both 1996 periods primarily reflected higher crude oil and natural gas prices and increased natural gas volumes, partly offset by higher exploration expenses.

Amoco's  natural gas prices for the first nine months  and  third quarter of 1996 averaged approximately $1.70 per thousand cubic feet ("mcf"), $.40 per mcf above the first nine months of 1995 and $.50 per mcf above the prior-year third quarter. For the first nine months of 1996, Amoco's average crude oil prices were up about $3.00 per barrel and averaged approximately $19.20 per barrel. For the third quarter 1996, crude oil prices averaged approximately $20.55 per barrel, an increase of $4.70 per barrel from 1995's third quarter average.

Exploration and Production  - Canada

Canadian  E&P  earnings,  which  include  supply and marketing of natural gas liquids ("NGL"), were $224 million and $35 million for the 1996 first nine months and third quarter, respectively, compared with earnings of $69 million and a loss of $10 million for the comparable periods of 1995. Earnings during 1996 benefited from higher energy prices, higher supply and marketing earnings, lower exploration expenses and favorable currency effects. Partially offsetting were lower crude oil and natural gas production, and a restructuring charge of about $10 million after tax primarily related to the elimination of 220 positions. Also impacting 1996 nine-month earnings were after-tax gains of $56 million on asset dispositions, including the sale of Amoco's remaining investment in Crestar Energy Inc.

Amoco's Canadian natural gas prices averaged approximately $1.05 per mcf for the first nine months of 1996 compared with about $.90 per mcf for the prior-year period. For the quarter, natural gas prices increased $.10 per mcf to average approximately $.95 per mcf. Average crude oil prices for the first nine months of 1996 were approximately $17.20 per barrel, $1.80 per barrel higher than the comparable period last year. Average crude oil prices for the third quarter of 1996 increased almost $3.00 per barrel compared with the third quarter of 1995, averaging almost $18.20 per barrel for the quarter.

Exploration and Production  - Overseas

Overseas E&P earnings were $310 million for the first nine months of 1996, an increase of $71 million over 1995's first nine-months results. Third quarter 1996 earnings were $104 million compared with $91 million for the third quarter of 1995. The growth in earnings from a year ago reflected higher crude oil prices and production volumes, which more than offset an increase in exploration expenses. Third-quarter 1996 crude oil and NGL production increased three percent compared with the prior-year period, as production of 28,000 barrels per day from the Liuhua field in the South China Sea more than offset declines elsewhere. Liuhua field production, which began in late March of this year, averaged 18,000 barrels per day for the first nine months.

Petroleum  Products

Petroleum  Products  activities  earned   $200 million  for  the
first nine months of 1996, compared with $254 million for the nine month period in 1995. Third quarter 1996 earnings were $92 million compared with $131 million in the third quarter of 1995. The earnings decreased from those for the same period a year ago as lower refining margins, in part reflecting higher crude oil costs, more than offset gains associated with asset dispositions.

Chemicals

Excluding the $97 million gain from the sale of the polystyrene foam products business, chemical operations earned $533 million for the first nine months of 1996 and $120 million in the third quarter, compared with $775 million and $296 million for the respective 1995 periods. The decrease in earnings for both periods primarily reflected significantly lower margins for olefins,
paraxylene  ("PX")  and  purified  terephthalic   acid   ("PTA"),
compared with exceptionally high levels of a year ago. Overall industry-wide inventory destocking early in the year accelerated the reduction in margins.

On a year-to-date basis, margins have declined. However, chemical volumes have increased, reflecting capacity additions, partly offsetting the margin declines. PX sales volumes increased 10 percent and olefins sales volumes increased 13 percent during the first nine months of 1996 compared to the similar period in 1995. While nine-month PTA volumes declined slightly from 1995 levels, third-quarter volumes were 10 percent higher than a year ago.

Corporate  and  Other  Operations

Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities. These operations reported net expenses after tax of $140 million for the first nine months of 1996, compared with $205 million for the first nine months of 1995. Third quarter net expenses were $37 million in 1996 compared to $68 million in the third quarter of 1995. The decrease in net expenses for both periods primarily reflected lower corporate expenses and lower interest related to revised estimates of tax obligations. Year-to-date earnings were also impacted by second-quarter gains on asset dispositions, which were partly offset by unfavorable currency effects.

Outlook

Amoco will continue to be affected by the volatility of crude oil and natural gas prices. Also affecting chemicals and petroleum products activities is the overall industry product supply and demand balance. Amoco's future performance is expected to continue to be impacted by savings associated with changes in its organizational structure; ongoing cost reduction programs; the divestment of marginal properties and underperforming assets; application of new technologies; and new governmental regulations.

Amoco's exploration efforts will target those areas that offer the most potential. Amoco will also continue to capitalize on its natural gas resources. In the third quarter, a contract was signed to supply Ecopetrol with up to 100 million cubic feet of natural gas daily from Amoco's Opon field in Colombia. Amoco's E&P barrel-oil-equivalent current-year production in North America is expected to remain approximately at 1995 levels. Outside North America, the Liuhua oil field in the South China Sea came onstream in late March and should benefit 1996 crude oil production by an average of over 20,000 barrels per day. Overseas natural gas production is expected to increase in 1996 compared to 1995.

In the petroleum products sector, Amoco anticipates weak refining margins in the near term. Amoco's marketing strategy will continue to emphasize brand product quality and improve its position as a convenience retailer. Amoco will continue to pursue additional cost reduction programs and improved asset utilization. As recently announced, Amoco is selling its Central Europe marketing sites as part of its refocused strategy to grow retail marketing operations primarily in the Americas. The sites being sold include four existing outlets and fourteen others that are currently under construction in Poland, Romania and Bulgaria.

In the chemical sector, while the near-term industry outlook remains soft for commodity chemicals, Amoco expects long-term annual worldwide volume growth to exceed three percent, with a higher increase anticipated in the Asia-Pacific region. PTA average annual growth is expected to be eight percent over the next decade, with the largest demand increase expected to be in the Asia-Pacific region, while worldwide PX demand is expected to grow about six percent per year. Amoco's wholly owned 500,000 metric tons-per-year PTA plant in Malaysia went onstream in the second quarter of 1996.

During the third quarter, a new 200,000 metric ton polypropylene unit at Amoco's Geel, Belgium plant began operations. Amoco also announced an expansion of purified isophthalic acid (PIA) capacity at its Joliet, Ill., facility from the current 93,000 tons per year to 200,000 tons per year. Operations are expected to begin in first quarter 1998. Sale of Amoco Foam Products Company ("Amoco Foam") to a unit of Tenneco Inc. was also completed. Huntsman Chemical Corporation has signed an agreement to purchase Amoco's polystyrene assets.

Amoco will continue to evaluate and divest marginal properties and underperforming assets. Amoco also continues to seek attractive opportunities worldwide and is constantly reviewing strategic alternatives. Amoco and Shell Oil Company signed a letter of intent to form a limited partnership combining exploration and production assets in the greater Permian Basin area of west Texas and southeast New Mexico. Amoco will have a 65 percent interest in the joint venture, which is expected to produce approximately 210,000 gross barrels per day of crude oil and 250 million gross cubic feet per day of natural gas. Final agreement is contingent on the successful completion of ongoing discussions regarding design, management and operation of the company. Start up of the partnership is expected in the fourth quarter of 1996 or early 1997.


Liquidity and Capital Resources

Cash flows from operating activities for the first nine months of 1996 amounted to $2,834 million compared with $2,491 million in the prior-year period. Working capital was $874 million at September 30, 1996, compared with $716 million at December 31, 1995. The Corporation's current ratio was 1.16 to 1 at September 30, 1996, compared with 1.12 to 1 at year-end 1995. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

Amoco's debt totaled $5.2 billion at September 30, 1996, compared with $5.0 billion as of year-end 1995. Debt as a percentage of debt-plus-equity was 24.4 percent at September 30, 1996, and 25.2 percent at year-end 1995.

Amoco Corporation guarantees the public debt obligations of Amoco Company. Amoco Corporation and Amoco Company guarantee the public notes and debentures of Amoco Canada Petroleum Company Ltd. ("Amoco Canada") and Amoco Argentina Oil Company ("Amoco Argentina").

The Corporation believes its strong financial position will permit the financing of business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At September 30, 1996, bank lines of credit available to support commercial paper borrowings amounted to $500 million, all of which were supported by commitment fees.

The Corporation also may utilize its access to long-term debt markets to finance profitable growth opportunities. A $500 million shelf registration statement for Amoco Company remains on file with the Securities and Exchange Commission ("SEC") to permit ready access to capital markets. In 1995, Amoco Argentina filed a shelf registration with the SEC for $200 million in debt securities, of which $100 million in debt securities were subsequently issued. Amoco Corporation and Amoco Company guarantee the securities issued under this registration statement. Amoco Canada has a U.S. $225 million revolving 10-year credit facility, guaranteed by Amoco and Amoco Company, to be used for general corporate purposes. Amoco Canada is charged a standby fee for the facility, which has not been used.

Proceeds  from dispositions of property and other assets included
$310 million received from the sale of Amoco Foam to a unit of Tenneco Inc.

On March 1, 1996, Albemarle Corporation's ("Albemarle") alpha-olefins, poly alpha olefins and synthetic alcohol businesses were purchased for approximately $500 million. The purchase involved about 550 employees and assets in Texas and Belgium.

Capital and exploration expenditures for the first nine months of 1996 totaled $3,079 million, excluding the Albemarle acquisition, compared with $2,747 million for the comparable 1995 period. The increase over the first nine months of 1995 reflected planned increases in spending in growth areas. Approximately 68 percent of the $3,079 million spent to date has occurred in exploration and production operations.

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


                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service ("IRS") of certain foreign income taxes as credits against the Corporation's U.S. taxes that would otherwise have been payable for the years 1980 through 1989 in
Part I, Item 3 of Amoco's 1995 Form 10-K and Part II, Item 1 of Amoco's Forms 10-Q for the quarters ended March 31, 1996, and June 30, 1996. The IRS filed a Notice of Appeal of the decision in the U.S. Tax Court on October 9, 1996. The case will be sent to the United States Court of Appeals for the Seventh Circuit. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. Consequently, this dispute is not expected to have a material adverse effect on the liquidity, results of operations or the consolidated financial position of the Corporation.

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

                            Three Months       Nine Months
                                Ended            Ended
                            September 30,     September 30,
                           1996     1995     1996      1995
                                (millions of dollars)
Total revenues(including
excise taxes)...........  $8,272   $7,062  $23,702   $20,996
Operating profit........  $  908   $  926  $ 2,610   $ 2,415
Net income..............  $  566   $  606  $ 1,674   $ 1,554


                                 Sept. 30,   Dec. 31,
                                   1996        1995
                                 (millions of dollars)
Current assets.................  $ 5,453     $ 5,303
Total assets...................  $27,715     $26,326
Current liabilities............  $ 4,184     $ 4,578
Long-term debt-affiliates......  $ 4,568     $ 4,608
              -other...........  $ 2,212     $ 2,177
Deferred credits...............  $ 4,524     $ 4,397
Minority interest..............  $   124     $   110
Shareholder's equity...........  $12,103     $10,456


Shown below is summarized financial information for Amoco's wholly owned subsidiary, Amoco Canada.

                            Three Months        Nine Months
                                Ended             Ended
                            September 30,     September 30,
                           1996     1995     1996      1995
                                 (millions of dollars)

Revenues................  $1,094   $  838   $3,135    $2,639
Net income(loss)........  $  (18)  $  (90)  $  129    $ (111)


                                 Sept. 30,   Dec. 31,
                                   1996        1995
                                 (millions of dollars)
Current assets.................. $ 1,226     $ 1,252
Total assets.................... $ 4,479     $ 4,493
Current liabilities............. $ 2,292     $ 2,494
Non-current liabilities......... $ 2,440     $ 2,381
Shareholder's deficit........... $  (253)    $  (382)


Shown below is summarized financial information for Amoco's indirectly wholly owned subsidiary, Amoco
Argentina.

                         Three Months    Nine Months
                            Ended          Ended
                         September 30,  September 30,
                          1996   1995    1996   1995
                               (millions of dollars)
Revenues................  $ 90   $ 67   $244   $189
Net income..............  $ 34   $ 20   $ 90   $ 64


                                  Sept. 30,    Dec. 31,
                                    1996         1995
                                  (millions of dollars)
Current assets..................    $125         $ 73
Total assets....................    $527         $389
Current liabilities.............    $ 78         $ 49
Non-current liabilities.........    $198         $113
Shareholder's equity............    $251         $227




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number
     12    Statement Setting Forth Computation of
           Ratio of Earnings to Fixed Charges.

     27    Financial Data Schedule.

(b)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1996.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Amoco Corporation
                                       (Registrant)
Date: November 12, 1996



                                    Judith G. Boynton
                                    Judith G. Boynton
                                    Vice President and Controller
                                   (Duly Authorized and Chief
                                    Accounting Officer)