Form 10-K405
period 1996-12-31
AMOCO CORP
filed 1997-03-21
CIK 93397

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           Form 10-K
     x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 No Fee Required

          For the fiscal year ended December 31, 1996 or

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
(Address of principal executive offices)          (Zip Code)
Registrant's telephone number including area code: (312) 856-6111

Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange
     Title of each class           on which registered
Common Stock, without par value    New York, Chicago,
                                   Pacific, Toronto, and
                                   Swiss Stock Exchanges
Guarantee of Amoco Company:
  8 5/8% Debentures Due 2016       New York Stock Exchange
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days:  Yes   X   No      .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X
     Aggregate market value of voting stock held by non-affiliates as of January 31, 1997, based on a closing price of $87 was approximately $43,359,000,000.
     Number of common shares outstanding as of January 31, 1997, was 496,644,139 shares.
                DOCUMENTS INCORPORATED BY REFERENCE
               Proxy Statement dated March 10, 1997.

                         AMOCO CORPORATION


                              INDEX
                                                                 Page
PART I
 Items 1. and 2. Business and Properties .....................      3
   Exploration and Production ................................      3
   Reserves ..................................................     10
   Oil and Gas Sales Commitments .............................     11
   Supply and Marketing of NGL ...............................     12
   Refining ..................................................     12
   Transportation ............................................     13
   Marketing of Petroleum Products ...........................     13
   Chemicals .................................................     14
   Other Operations ..........................................     16
   Research ..................................................     16
   Employees .................................................     17
   Competition ...............................................     17
   Government Regulation .....................................     17
   Environmental Protection ..................................     18
   Executive Officers of the Registrant ......................     20
 Item 3. Legal Proceedings ...................................     21
 Item 4. Submission of Matters to a Vote of Security Holders .     22

PART II
 Item 5. Market for the Registrant's Common Stock and
  Related Stockholder Matters ................................     23
 Item 6. Selected Financial Data .............................     24
 Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations ........................     25
 Item 8. Financial Statements and Supplemental Information ...     37
 Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure ........................     84

PART III
 Item 10. Directors and Executive Officers of the Registrant .     84
 Item 11. Executive Compensation .............................     84
 Item 12. Security Ownership of Certain Beneficial Owners and
  Management .................................................     84
 Item 13. Certain Relationships and Related Transactions .....     84

PART IV
 Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K ........................................     85

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

     Amoco Company, a wholly owned subsidiary of Amoco Corporation, is the holding company for substantially all petroleum and chemical operating subsidiaries except Amoco Canada Petroleum Company Ltd. ("Amoco Canada"), which is wholly owned by Amoco Corporation, and selected other activities. Amoco Corporation has guaranteed the outstanding public debt obligations of Amoco Company. Amoco
Corporation and Amoco Company have guaranteed the notes and debentures of Amoco Canada. See Note 9 to the Consolidated Financial Statements. Summarized financial information relating to Amoco Company and Amoco Canada is disclosed in Note 22 to the Consolidated Financial Statements.

       Selected financial information by industry segment and geographic area for the three years ended December 31, 1996, is presented in Note 23 to the Consolidated Financial Statements.

                    WORLDWIDE OPERATIONS

Exploration and Production

      Amoco is engaged in exploration for crude oil and natural gas in onshore and offshore areas of the United States, Canada and various countries outside North America. United States offshore efforts are conducted primarily in the Gulf of Mexico in both shallow and deep water. Foreign exploration activities are carried out primarily in the Alberta Basin of Canada, the North Sea (United Kingdom, Norway and the Netherlands), the Gulf of Suez and Nile Delta (Egypt), West Africa (Angola and Nigeria), Caspian Sea (Azerbaijan), South America (Colombia and Venezuela) and Trinidad.

      Amoco's U.S. production of crude oil, condensate, NGL, and natural gas is principally in the states of Alaska, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, Texas, Utah, Wyoming and offshore in the Gulf of Mexico. Principal foreign oil and gas production is located in Argentina, Canada, China, Egypt, the Netherlands, Norway, Sharjah, Trinidad and the United Kingdom.

      Worldwide net production of liquid hydrocarbons in 1996 averaged 662,000 barrels per day, slightly higher than 1995. U.S. liquids production averaged 297,000 barrels per day in 1996, as higher NGL production offset declining crude oil production. Worldwide net production of natural gas increased 143 million cubic feet ("mmcf") per day in 1996 and averaged 4,382 mmcf per day for the year. In the United States, natural gas production increased five percent to average 2,572 mmcf per day.

      Amoco's net production of oil and gas for the three years ended December 31, 1996, which includes applicable volumes produced under service contracts and production sharing agreements in certain foreign countries, is summarized below:

                           United
                           States  Canada Europe  Other  Worldwide
Crude oil and natural gas
liquids* (thousands of
barrels per day)
 1996 ...................     297      61     60    244        662
 1995 ...................     295      66     64    235        660
 1994 ...................     292      73     66    237        668
Natural gas (millions of
cubic feet per day)
 1996 ...................   2,572     815    386    609      4,382
 1995 ...................   2,453     842    363    581      4,239
 1994 ...................   2,520     821    335    552      4,228

*U.S. production includes NGL from processing plants in which Amoco has an ownership interest of 66, 64 and 55 thousands of barrels per day for the years 1996, 1995 and 1994, respectively.

      At year-end 1996, Amoco owned entirely or had an ownership interest in 47 natural gas processing plants in the United States, of which it was the operator for 27.

      Amoco continued optimization of production from existing waterflood and improved oil recovery operations in 1996. These projects are predominately located in the Permian Basin of west Texas and New Mexico and in Colorado and Wyoming. Collectively these areas account for approximately 70 percent of Amoco's U.S. net crude and condensate production.

      In early 1997, Amoco and Shell Oil Company completed the formation of Altura Energy Ltd., a partnership combining their assets in the Permian Basin area of west Texas and southeast New Mexico. The partnership is designed to reduce costs and capitalize on economies of scale. Amoco will receive about 115,000 barrels of oil equivalent per day from its approximately 64 percent interest in the combined assets.

      After conducting several pilot tests of its proprietary technology in enhanced coalbed methane ("ECBM"), Amoco continued with its Tiffany ECBM project. Tiffany, the first Amoco full-scale commercial ECBM project, is located in southwestern Colorado. Initial nitrogen injection is scheduled for mid-1997.

      Capitalizing on recent advances in 3-D seismic technology, Amoco drilled 13 consecutive producing wells in the Tuscaloosa trend of Louisiana. Net proved reserves of 340 billion cubic feet ("bcf") of natural gas and production of 70 mmcf per day of natural gas were added with these wells. Development of Amoco's holdings in this trend is anticipated to continue through the turn of the century.

      Amoco maintained production and drilling operations in the U.S. Gulf of Mexico shelf area at approximately the same levels as 1995. During 1996, Amoco drilled or participated in the drilling of 23 development and extension wells in the Gulf of Mexico, of which 21 were producers. The installation of the platform and facilities for the subsalt Mahogany field (outside operated) was completed in 1996 and first production occurred in December. Completion and hook up of additional wells will continue into the first half of 1997.

      In the Gulf of Mexico deepwater area, development of the Ram-Powell field continued with pre-drilling of four development wells and continued work on the fabrication of the tension leg-platform hull and topsides. Amoco's share of total development expenses throughout the project life is estimated at $260 million. First production is expected to occur in the fourth quarter of 1997.

      Development of Marlin, the first Amoco operated deepwater field, was approved in 1996. Marlin is 125 miles southeast of New Orleans in 3,240 feet of water and will be developed using a tension leg platform. Construction and drilling operations will begin in mid-1997 with production expected by 1999. Appraisal work continues on nearby acreage. Amoco expects to maintain an active deepwater exploration program in 1997.

      During 1996, Amoco acquired properties in the San Juan Basin and in the Gulf of Mexico. These acquisitions increased natural gas production by approximately 45 mmcf per day and strengthened Amoco's holdings in two core operating areas in the United States. Divestitures in Michigan, south Texas, and the outer-continental shelf of the Gulf of Mexico were consummated in the last half of 1996.

      In Canada, Amoco divested its remaining interest in Crestar Energy Inc., as well as its conventional oil properties in the Swan Hills area and other non-core oil and gas properties in western Canada. Proceeds are being used to maintain natural gas production, and fund heavy oil growth in the Primrose and Wabasca areas of Alberta and exploration off the coast of Newfoundland.

      In Colombia, Amoco initiated construction of a pipeline and facilities necessary to begin natural gas sales from its Opon field discovery. Net sales of approximately 30 mmcf per day of natural gas will begin in 1997 to Ecopetrol, the Colombian national oil company. By late 1997, Amoco is expected to supply as much as 18 mmcf per day of natural gas to the 200 megawatt Termo Santander power station being built by Amoco Power Resources Corporation.

      In China, production commenced in March from the Liuhua field located in the South China Sea. Amoco combined proved techniques, innovative new technologies and teamwork to complete the project. This technological achievement has been recognized throughout the industry and Amoco will be receiving the 1997 Offshore Technology Conference's "Distinguished Achievement Award" for the Liuhua development project. This award recognizes Amoco's ability to use innovative techniques to blend subsea production systems with floating production, storage and offloading systems.

      In Egypt, continued exploration success established the Nile Delta as a world-class natural gas basin. With Agip and the Egyptian General Petroleum Company ("EGPC"), Amoco - with about 25 percent net interest - completed six commercial discoveries in 1996. Plans are proceeding with initial sales to the local Egyptian market. Amoco also signed a memorandum of understanding for the export of liquefied natural gas ("LNG") from the Nile Delta to Turkey. The memorandum calls for the formation of a joint venture by Amoco and EGPC to develop, construct and operate an LNG plant on the Egyptian coast.

      In the Netherlands, Amoco completed the conversion of an existing natural gas field into an underground storage reservoir to supply natural gas to consumers in times of peak demand. Natural gas injection into the reservoir began in November with first deliveries expected in the winter of 1997.

      In Norway, Amoco completed the construction of a wellhead protector platform and connected it to the existing facilities at the Valhall field. Production commenced from the new platform in the second quarter of 1996. This facility should increase gross production from this field by 85 million barrels of crude oil and 150 bcf of natural gas.

      In the United Kingdom, two new fields, Arkwright and Telford came on stream in the fourth quarter of 1996, and averaged additional net production of about 12,000 barrels of oil equivalent per day.

      Also in the United Kingdom, natural gas sales were contracted to the first customers of Beacon Gas Limited ("Beacon"). Amoco holds a 50 percent interest in Beacon which is a joint venture formed to sell natural gas directly to consumers. In August, natural gas from the Andrew field in the North Sea began flowing through the Amoco operated Central Area Transmission System. With this addition, sixteen fields are now contracted for the entire 1.6 bcf per day capacity of this pipeline system.

      In Sharjah, the northern flank of the Sajaa Field was developed using two multilateral, horizontal wells which resulted in a sustained five fold increase in production from the wells.

      In Trinidad and Tobago, Amoco enjoyed continued success, adding 2.7 trillion cubic feet of natural gas reserves, 90 million barrels of crude oil and condensate reserves and completing four successful exploration wells. A renegotiated natural gas sales contract provides the opportunity for the Corporation to sell up to an additional 350 mmcf per day to meet growing island demand with projected sales reaching 520 mmcf per day by 1999. Amoco is participating, with a 34 percent ownership interest, in the construction of a new LNG facility. Amoco is expected to supply 100 percent of the plant's initial natural gas requirements of approximately 450 mmcf per day beginning in 1999. Amoco is positioned to supply additional gas as the LNG facility is expanded.

      In Bolivia, Amoco was successful in December in a competitive bid for operatorship and 50 percent ownership in a new Bolivian company, Empresa Petrolera Chaco, which was formed by the partial privatization of the state-owned oil and gas company, Yacimientos Petroliferos Fiscales Bolivianos. Amoco will pre-fund $307 million of expenditures in the new company, which has estimated proved reserves of 1.4 trillion cubic feet of natural gas and 35 million barrels of crude oil. Existing hydrocarbon reserves and production are expected to increase with planned future investments and application of advanced geoscience and engineering technology. Amoco will assume operatorship of this company upon signing of the final contracts, which is expected to occur in the first half of 1997.

      In Venezuela, two successful wildcat wells were drilled and tested in the Jusepin area, where the Corporation holds a 45 percent working interest in an operating services agreement. Early production in the Jusepin area is expected by the end of March, with full production of 14,000 barrels per day anticipated by the end of the year. During Venezuela's first exploration bid round in 1996, Amoco captured interest in two areas. The Corporation operates and holds a 100 percent interest in the Punta Pescador area and holds a nonoperating 37.5 percent interest in the Guarapiche area. These properties lie in highly prospective portions of eastern Venezuela. While currently in the seismic acquisition phase of both projects, drilling is scheduled to begin in the Guarapiche area in late 1997 and in the Punta Pescador area in early 1998.

     In Azerbaijan, Amoco with a 17 percent working interest is one of the leading companies in the development of the Azeri, Chirag and Gunashli fields located in the Caspian Sea. Reserves are anticipated to be four billion barrels of crude oil with a gross investment of $8 billion. Since the production sharing contract was ratified in 1994, the Azerbaijan International Operating Company ("AIOC") was formed to implement the minimum work program and field development. Major developments in 1996 included: progress on facilities related to the first phase of production, with production expected to begin in late 1997; and securing the western pipeline route which is planned for the second phase of production.

      Average sales prices (including transfers) and production costs per unit of oil and gas produced, for the three years ended December 31, 1996, are as follows:
                                United
                                States  Canada   Europe   Other
1996
Average sales prices:
 Crude oil (per barrel) .....   $20.21  $17.73   $20.94  $19.30

 Natural gas liquids
 (per barrel) ...............   $13.95  $13.73   $   --  $   --

 Natural gas (per thousand
 cubic feet, "mcf") .........   $ 1.93  $ 1.15   $ 2.47  $ 1.17

Average production costs (per
equivalent barrel) (*) ......   $ 3.77  $ 3.38   $ 6.23  $ 4.58

1995
Average sales prices:
 Crude oil (per barrel) .....   $16.02  $15.15   $17.18  $16.02

 Natural gas liquids
 (per barrel) ...............   $10.00  $ 9.71   $   --  $   --

 Natural gas (per mcf).......   $ 1.35  $  .89   $ 2.45  $ 1.11

Average production costs (per
equivalent barrel) (*) ......   $ 3.54  $ 3.29   $ 5.59  $ 3.93

1994
Average sales prices:
 Crude oil (per barrel) .....   $14.82  $13.38   $15.49  $14.23

 Natural gas liquids
 (per barrel) ...............   $ 9.39  $ 8.75   $   --  $   --

 Natural gas (per mcf) ......   $ 1.66  $ 1.39   $ 2.23  $  .89

Average production costs (per
equivalent barrel) (*) ......   $ 3.89  $ 3.62   $ 6.62  $ 3.84

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

      Data regarding Amoco's exploratory and development drilling activities during the three years ended December 31, 1996, are summarized below:

                           United                          World-
                           States  Canada   Europe  Other   wide
1996
 Net exploratory wells:
  Productive ..........        51      45       --     13     109
  Dry .................        78      20        5      6     109
   Total ..............       129      65        5     19     218
 Net development wells:
  Productive ..........       273     169        5    112     559
  Dry .................        32      22       --      6      60
   Total ..............       305     191        5    118     619
   Total net wells ....       434     256       10    137     837
1995
 Net exploratory wells:
  Productive ..........        53      71       --      4     128
  Dry .................        47      24        4      8      83
   Total ..............       100      95        4     12     211
 Net development wells:
  Productive ..........       348     168        6    127     649
  Dry .................        20      10       --      4      34
   Total ..............       368     178        6    131     683
   Total net wells ....       468     273       10    143     894
1994
 Net exploratory wells:
  Productive ..........        43      39       --     11      93
  Dry .................        12      16        8      9      45
   Total ..............        55      55        8     20     138
 Net development wells:
  Productive ..........       457     114        2     98     671
  Dry .................        15      14       --     10      39
   Total ..............       472     128        2    108     710
   Total net wells ....       527     183       10    128     848

      Shown  below  are  wells  in  process  of  being  drilled  at
December 31, 1996:
                     United                              World-
                     States   Canada    Europe   Other    wide
Gross wells ......      123        6         5      21      155
Net wells ........       60        3         2      16       81

      The number of wells owned by Amoco at December 31, 1996, were as follows:
                     United                              World-
                     States   Canada    Europe   Other    wide
Gross wells owned:
  Oil wells ......   21,707    3,885       222   2,618   28,432
  Gas wells ......   14,684    1,731       140      99   16,654
    Total ........   36,391    5,616       362   2,717   45,086

Net wells owned:
  Oil wells ......    7,622    2,105        80   2,591   12,398
  Gas wells ......    8,909    1,170        34      62   10,175
    Total ........   16,531    3,275       114   2,653   22,573

Multiple completion wells included above:
  Gross wells ....    1,644      213        --      --    1,857
  Net wells ......      793      160        --      --      953

      Amoco's proved and unproved acreage holdings, including acreage held under reservations, permits, options or similar arrangements at December 31, 1996, are summarized below:

                           United                           World-
                           States   Canada  Europe    Other  wide
                                     (thousands of acres)
Gross acres:
  Proved ................   5,401    2,211     739      951  9,302
  Unproved ..............  11,962    4,693  11,803   43,180 71,638
  Reservations, permits,
  options, etc. .........     219    3,431      --       --  3,650
     Total ..............  17,582   10,335  12,542   44,131 84,590

Net acres:
  Proved ................   2,373    1,233     212      431  4,249
  Unproved ..............   5,041    2,403   5,406   23,458 36,308
  Reservations, permits,
  options, etc. .........      66    2,406      --       --  2,472
     Total ..............   7,480    6,042   5,618   23,889 43,029

Reserves

      This  section  should  be read in conjunction  with  data  on
reserves   presented   in   "Supplemental   Information"   to   the
Consolidated Financial Statements.

      Amoco replaced 180 percent of its production on an oil-energy equivalent basis during 1996, excluding ownership changes. Including the sales and purchases of properties, which primarily involved sales of interests in Canada, the production replacement rate was 165 percent. The tables in the "Supplemental Information" section set forth, by geographic area, net proved reserves as of December 31, 1996, 1995, 1994, and 1993 including reserves in which Amoco holds economic interest under production sharing and other types of operating agreements with foreign governments. Adding to 1996 reserves were discoveries and extensions in Canada and Trinidad and booking of additional crude oil reserves associated with Amoco's 17 percent interest in a contract signed with the Azerbaijan government covering three fields in the Caspian Sea. Improved recovery additions in Canada, Egypt, the United Kingdom, Norway, Trinidad and the United States were also significant. Downward revisions of natural gas reserves occurred in the United States and Canada. As of March 1, 1997, no major discovery or significant event had occurred that would have a material effect on the estimated proved reserves reported at December 31, 1996.

      Shown below are estimated proved reserves as of December 31, 1996 and 1995:

                                   Crude Oil &
                                       NGL           Natural Gas
                                   (millions of     (billions of
                                     barrels)        cubic feet)
Net proved reserves:
 December 31, 1996 ...........        2,423            20,346
 December 31, 1995 ...........        2,322            19,153
Net proved developed reserves:
 December 31, 1996 ...........        1,882            14,166
 December 31, 1995 ...........        1,918            15,441

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

Oil and Gas Sales Commitments

      Amoco sells gas from its producing operations under a variety of contractual arrangements. Amoco has several gas sales contracts that specify obligations to make available fixed and determinable quantities. Amoco has 51 such contracts in the United States which, as of December 31, 1996, provide for the potential future delivery over the next three years of 668 bcf of natural gas. Amoco expects this commitment to be fulfilled from proved reserves. Amoco (U.K.) Exploration Company has a gas contract with Teesside Power Limited which provides deliveries of approximately 57 bcf of natural gas over a three-year period as of December 31, 1996. Amoco expects this commitment to be fulfilled from reserves currently being developed. During 1996 Amoco Trinidad Oil Company entered into a long-term natural gas sales contract with Atlantic LNG Company. Deliveries will commence in 1999 and are expected to approximate 79 bcf of natural gas in that year. Amoco expects this commitment to be fulfilled from reserves currently being developed. Amoco Canada has 19 outstanding natural gas contracts as of December 31, 1996. Over the next three years, deliveries under these contracts total approximately 400 bcf of natural gas, which Amoco anticipates will be fulfilled from proved reserves.

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

Supply and Marketing of NGL

     In Canada, Amoco is engaged in the wholesale marketing of NGL, which consists of ethane, propane, butanes and pentanes extracted from natural gas. The majority of Amoco's NGL is marketed on a wholesale basis under annual supply contracts which provide for price redetermination based on prevailing market prices. Sales volumes of NGL for 1996, 1995 and 1994 averaged 200,000 barrels per day, 204,000 barrels per day and 173,000 barrels per day, respectively.

Refining

      Amoco owns and operates five refineries in the United States. The daily operable capacity of these refineries in 1996 is shown below:

                                                  Daily
                                                 Operable
                                                 Capacity
Location of Refinery                            (barrels)

Texas City, Texas ...........................     433,000
Whiting, Indiana ............................     410,000
Mandan, North Dakota ........................      58,000
Yorktown, Virginia ..........................      57,000
Salt Lake City, Utah ........................      51,000
          Total .............................   1,009,000

      Daily input to crude units averaged 954,000 barrels in 1996, 926,000 barrels in 1995 and 959,000 barrels in 1994. Crude unit utilization was 94.6 percent in 1996 compared with 92.8 percent in 1995. The improvement compared with 1995 reflected continuing improvements in equipment reliability and optimization, as well as reduced crude unit planned maintenance. Refinery investments focused on chemical feedstock production, sustaining reliable operations, increasing crude flexibility, and environmental compliance.

Transportation

      Amoco operates extensive transportation facilities for crude oil, refined products, NGL, CO2 and petrochemical feedstocks in the United States. Crude oil is transported from most of the oil-producing areas of the continental United States to refining centers in the Rocky Mountain, midwestern and southwestern states. The crude oil system delivers directly to 11 refineries, four of which are owned by Amoco. Indirectly, the system serves some 35 refineries of other companies through connecting common carrier pipelines. In addition, the common carrier refined petroleum product system is connected to three refineries. Chemical feedstock lines receive product directly from Amoco refineries and other
Amoco plants, and deliver directly to various plants. NGL is gathered and then transported through a system of owned, partially owned and common carrier pipelines in Canada and the United States. In total, Amoco's pipeline network in North America aggregates 16,388 miles, consisting of 2,946 miles of gathering lines and 13,442 miles of trunk lines. In 1996, shipments through Amoco's pipeline system in North America totaled 412 million barrels of crude oil and 404 million barrels of refined products and feedstocks.

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

      In February 1997, a pipeline from Billings, Montana, to Elk Basin, Wyoming, built as part of a joint venture with Conoco to ship Canadian crude oil to Salt Lake City and Denver, became operational. The pipeline will increase the availability of Canadian crude oil to the Salt Lake City refinery, supporting refining and marketing plans for the northern Rocky Mountain states. Also completed in 1996 was a Main Pass crude oil gathering system in the Gulf of Mexico and a liquefied petroleum gas joint-venture pipeline from west Texas to Juarez, Mexico. A pipeline from Casper, Wyoming to Freeman, Missouri was divested during 1996.

      Amoco also owns and leases a number of trucks and railcars which are used to transport crude oil, raw materials, refined products and chemicals in North America.

     As of December 31, 1996, Amoco owned four U.S. Flag tug/barges and bareboat chartered another tug/barge, giving Amoco an aggregate of 100 thousand deadweight tonnage ("DWT"). Amoco was also committed under long-term time charters to three international flag tankers, totaling 240 thousand DWT. An additional 420 thousand DWT was time chartered on a short-term basis, of which 51 thousand DWT was for a U.S. Flag tanker.

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

      In the United States, Amoco's marketing of petroleum products is concentrated in the midwest, east and southeast. Amoco supplies about 9,300 gasoline retail outlets, of which approximately 3,000 are either owned or leased. Most of these outlets are independently operated. Amoco continues to reposition its marketing operations by acquisitions, asset recapitalization and construction of high volume facilities, including cobranded sites with retailers such as McDonald's Corporation. In 1996, petroleum product sales volumes averaged 1.2 million barrels per day in the United States, an increase of three percent over 1995. Gasoline sales increased three percent during 1996 to average 630,000 barrels per day. Distillates averaged 370,000 barrels per day, about the same as 1995.

      U.S. sales volumes of petroleum products for the three years ended December 31, 1996, are detailed below:

                             1996      1995        1994
                           (thousands of barrels per day)
United States:
 Gasoline ..............      630       614         612
 Distillates ...........      370       366         369
 Other products ........      201       191         196
  Total ................    1,201     1,171       1,177

Chemicals

      Amoco produces and markets a variety of petroleum-based chemicals worldwide. Chemical feedstocks include paraxylene ("PX"), metaxylene, olefins, and styrene used as raw materials for other chemical product lines. Chemical intermediates include purified terephthalic acid ("PTA"), the preferred raw material for the manufacture of polyester; purified isophthalic acid used for isopolyester resins and gel coats; trimellitic anhydride used principally in plasticizers; polybutene used in lubricating oil additives; dimethyl-2 6-naphthalene dicarboxylate, commonly known as "NDC", used for photographic film and specialized packaging; linear alpha-olefins used for detergents and plasticizers; and poly alpha-olefins used as base stock for synthetic lubricants. Polymers include polypropylene used for molded products, fibers and films; engineering polymers used for medical, automotive and electronic applications; and carbon fibers used in sporting goods and aerospace applications. Fabrics and fibers are primarily used in carpet backing and industrial uses such as civil engineering fabrics and agricultural bagging.

     Amoco's principal North American chemical and plastic products facilities are located at Alvin, Baytown, Deer Park, Pasadena and Texas City, Texas; Decatur and Roanoke, Alabama; Greenville, Rock Hill, Seneca, Spartanburg, and the Cooper River plant near Mount Pleasant, South Carolina; Rocky Mount, North Carolina; Atlanta, Augusta, Bainbridge, Hazlehurst and Nashville, Georgia; Joliet, Illinois; Afton, Virginia; Marietta, Ohio; Hawkesbury and Brantford, Ontario and Matehuala, Mexico.

      A wholly owned chemical plant at Geel, Belgium manufactures PTA, PIA and polypropylene. Facilities for the fabrication of carpet backing and industrial cloth from polypropylene are located in the United Kingdom, Germany, Australia and Brazil. Linear alpha-olefins and poly alpha-olefins are processed at a plant in Feluy, Belgium.

      In 1996, Amoco began operations at its 500,000 tons-per-year wholly owned PTA plant in Kuantan, Malaysia. Amoco continued construction of the 350,000 tons-per-year joint-venture PTA plant in Merak, Indonesia; startup is scheduled this year. Amoco also holds a 40 percent direct interest in an aromatics complex in Singapore. This joint venture, Singapore Aromatics Company, includes paraxylene capacity of 350,000 tons per year and began commercial production in January 1997.

      Amoco also holds a 50 percent interest in a fabrics plant in China; a 50 percent interest in an isophthalic acid plant in Japan; and the following interests in PTA plants: 49 percent in Brazil; 50 percent in Taiwan; 35 percent in South Korea; and 9 percent in Mexico.

      The following table sets forth chemical segment revenues for the three years ended December 31, 1996:

                                 1996      1995      1994
                                 (millions of dollars)
Chemical feedstocks ......    $   745   $   704   $   531
Chemical intermediates ...      2,533     2,622     1,791
Polymers .................        938       890       697
Fabrics and fibers .......        963       970       936
Foam products ............        181       288       252
Other ....................        409       243       307
  Total worldwide ........    $ 5,769   $ 5,717   $ 4,514

      In  August  1996,  Amoco completed the  sale  of  Amoco  Foam
Products Company to Tenneco Inc. for $310 million. Amoco Foam manufactured and marketed polystyrene foam products and had nine plants in the United States. In addition, Amoco sold its polystyrene business in December 1996 which included manufacturing facilities in Joliet and Willow Springs, Illinois.

      On March 1, 1996, Amoco Corporation completed the purchase of Albemarle Corporation's alpha-olefins, poly alpha-olefins and synthetic alcohol businesses for $535 million. The purchase involved about 550 people and assets in Texas and Belgium.

Other Operations

      Amoco has a wholly owned real estate subsidiary, AmProp, Inc. ("AmProp"), which was formed in late 1988. AmProp was established to develop a portfolio of actively managed real estate investments. The real estate investments have been developed in partnerships with local developers. AmProp is the general partner with a controlling interest in each venture partnership.

        Amoco conducts certain non-petrochemical technology development through a separate operating subsidiary, Amoco Technology Company. Currently, the operating company has two areas of major focus: photovoltaics (solar power) and DNA-based diagnostics.

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

      Vysis, Inc., another wholly owned venture, is currently developing, manufacturing and marketing a series of research and clinical DNA probe reagents and automated instruments which can be used for genetic testing or diagnosing cancer and prenatal disorders.

      During 1996, Amoco Technology Company's interest in ATx Telecom Systems, Inc., was sold. ATx Telecom Systems, Inc. manufactured high performance fiber optic communications equipment.

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

       Expenditures for research and technology development activities totaled $171 million in 1996, $175 million in 1995 and $255 million in 1994. An average of 1,230, 1,326 and 1,382 professional employees were engaged full-time in these activities during 1996, 1995 and 1994, respectively.

Employees

      Amoco had 41,723 employees in its worldwide operations as of December 31, 1996. Of this total, 32,433 were located in the United States, with approximately 15 percent represented by various labor organizations. The remaining 9,290 employees were located in non-U.S. countries, of which approximately 28 percent were represented by labor groups.

Competition

       All phases of the petroleum and chemical industries, comprising numerous competitors large and small, are highly competitive, including the search for and development of new sources of supply; the construction and operation of crude oil and refined products pipelines; and the refining, manufacturing, distributing and marketing of petroleum and chemical products. The petroleum industry also competes with other industries in supplying energy, fuel and other needs of consumers. Amoco does not consider one or a small group of competitors to be dominant in the industries in which it competes. Amoco is the largest corporate producer of natural gas in the United States, and it is the largest private owner of natural gas reserves in North America. Amoco believes that it ranked sixth in crude oil and natural gas liquids production in the United States in 1996. Amoco sells petroleum products in 33 states. Amoco was also active in approximately 35 countries. Amoco is among the largest U.S. chemical companies in terms of sales revenues. Amoco is the world's largest manufacturer of PTA, with annual capacity of 5.6 million metric tons, including joint ventures. Amoco is also the world's leading manufacturer of paraxylene with annual wholly owned production capacity of 1.8 million metric tons. In addition, the discussion under the headings "Exploration and Production," "Reserves," "Oil and Gas Sales Commitments," "Supply and Marketing of NGL," "Refining," "Transportation," "Marketing of Petroleum Products," "Chemicals," "Other Operations" and "Research" in Items 1 and 2 of this Form 10-K discloses more detailed information on product markets included in the various segments of Amoco's operations.

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

      Amoco's 1996 capital expenditures for existing environmental regulations totaled $127 million. This sum excluded $408 million for operating costs and amounts spent on research and development, and $90 million of mandated and voluntary remediation spending. Remediation costs in 1997 are expected to approximate the 1996 level. Capital expenditures in the environmental area are expected to be approximately $105 million in both 1997 and 1998.

Executive Officers of the Registrant

      Certain information required by Item 10 with respect to executive officers is incorporated by reference to pages 3-10 of Amoco's Proxy Statement dated March 10, 1997. The following table sets forth information concerning other executive officers of Amoco as of March 1, 1997:

                                                              Served
                                                              as
                                                              Officer
        Name               Principal Occupation          Age   Since

R. Wayne Anderson . Senior vice president, human         55    1986
                    resources
Judith G. Boynton . Vice president and controller        42    1996
John L. Carl ...... Executive vice president and         49    1991
                    chief financial officer
James E. Fligg .... Senior executive vice president,     60    1991
                    strategic planning and
                    international business development
L. Richard Flury .. Executive vice president,            49    1994
                    exploration and production sector
W. Douglas Ford ... Executive vice president,            53    1992
                    petroleum products sector
Enrique J. Sosa ... Executive vice president,            56    1995
                    chemicals sector
George S. Spindler  Senior vice president, law and       59    1989
                    corporate affairs
David F. Work ..... Senior vice president, shared        51    1996
                    services

     An officer holds office until his or her resignation, removal, death, retirement or termination of employment with Amoco. All executive officers, with the exception of Enrique J. Sosa, have been employed by Amoco or its subsidiaries for more than five years.

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

      L. Richard Flury was appointed Executive Vice President, Exploration and Production Sector, effective January 1, 1996. L. Richard Flury was elected Senior Vice President, Shared Services in July 1994. From 1993 until July 1994 he was both Chairman of Amoco Orient Company and Project Manager for an extensive study of Amoco's corporate support groups. L. Richard Flury served as Executive Vice President of Amoco Chemical Company from February 1991 to March 1993.

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

      Judith G. Boynton was appointed Vice President and Controller effective April 7, 1996. Judith G. Boynton was named General Manager Auditing in July 1994, and Controller, Amoco Oil Company in September 1993. Prior to that time, she had been Assistant Controller, Budgeting and Benefit Plans Accounting since May 1992. She progressed through a series of analyst and managerial positions in the Treasurer's, Strategic Planning, and Planning and Economics groups between 1989 and 1992.

      Except as previously described, others shown in the table on the previous page, who have been officers less than five years, served in substantially the same position but were not officers or had different officer titles.

Item 3. Legal Proceedings

      Thirteen proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7.4 million.

      The Internal Revenue Service ("IRS") has challenged the application of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1992. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to 1980 through 1982. The Corporation filed a petition in the U.S. Tax Court contesting the IRS statutory Notice of Deficiency. Trial on the matter was held in April 1995, and a decision was rendered by the U.S. Tax Court in March 1996, in Amoco's favor. The IRS has appealed the Tax Court's decision to the U.S. Court of appeals for the Seventh Circuit. A comparable adjustment of foreign tax credits for each year has been proposed for the years 1983 through 1992 based upon subsequent IRS audits. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. Consequently, this dispute is not expected to have a material adverse effect on liquidity, results of operations, or the consolidated financial position of the Corporation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                              PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

      The principal public trading market for Amoco common stock is the New York Stock Exchange. Amoco common stock is also traded on the Chicago, Pacific, Toronto, and Swiss stock exchanges. The following table sets forth the high and low share sales prices of Amoco common stock as reported on the New York Stock Exchange and cash dividends paid for the periods presented.

                          Market Prices           Cash
                                                Dividends
                        High         Low        Per Share
1996
First quarter .....   $ 74 1/8    $ 67 1/2        $ .65
Second quarter ....   $ 75 1/8    $ 69 1/2        $ .65
Third quarter .....   $ 72 5/8    $ 65            $ .65
Fourth quarter ....   $ 83 1/2    $ 70 1/4        $ .65
1995
First quarter .....   $ 64 1/4    $ 56 3/8        $ .60
Second quarter ....   $ 69 3/4    $ 61 3/8        $ .60
Third quarter .....   $ 69 1/4    $ 62 1/2        $ .60
Fourth quarter ....   $ 72 5/8    $ 63 1/8        $ .60

     Year-end 1996 and 1995 market prices were $80 1/2 and $71 7/8, respectively.

     Amoco had 134,472 shareholders of record at December 31, 1996.

      The quarterly cash dividend rate was raised to 70 cents per share, effective with the first quarter 1997 dividend, an increase of 5 cents per share, or 8 percent, over the previous rate.

Item 6.     Selected Financial Data

      The following selected financial data, as it relates to the years 1992 through 1996, have been derived from the consolidated financial statements of Amoco, including the consolidated statement of financial position at December 31, 1996 and 1995 and the related consolidated statement of income and consolidated statement of cash flows for the three years ended December 31, 1996, and the notes thereto, appearing elsewhere herein.

                               1996     1995     1994     1993     1992
                              (millions of dollars, except per-share
                                        amounts and ratios)
Income statement data--
Year ended
  December 31:
  Sales and other operating
  revenues (excluding
  consumer excise taxes) .. $32,150  $27,066  $26,048  $25,336  $25,280
  Net income (1) .......... $ 2,834  $ 1,862  $ 1,789  $ 1,820  $   850
  Net income per share (1)  $  5.69  $  3.76  $  3.60  $  3.66  $  1.71
  Cash dividends per share  $  2.60  $  2.40  $  2.20  $  2.20  $  2.20
  Ratio of earnings to
  fixed charges (2) .......    10.3      6.9      8.9      8.0      3.5
Balance sheet data-At
  December 31:
  Total assets ............ $32,100  $29,845  $29,316  $28,486  $28,453
  Long-term debt .......... $ 4,153  $ 3,962  $ 4,387  $ 4,037  $ 5,005
  Shareholders' equity .... $16,408  $14,848  $14,382  $13,665  $12,960
  Shareholders' equity per
  share ................... $ 33.00  $ 29.91  $ 28.97  $ 27.53  $ 26.11

(1)Excludes cumulative effects of accounting changes of $(924) million in 1992, or $(1.86) per share.
(2)Earnings consist of income before income taxes and fixed charges; fixed charges include interest on indebtedness, rental expense representative of an interest factor, and adjustments for certain companies accounted for by the equity method.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

      This  discussion  should  be read  in  conjunction  with  the
consolidated   financial   statements,   accompanying   notes   and
supplemental information.

Highlights                          1996      1995      1994
Net income (millions) .......    $ 2,834   $ 1,862   $ 1,789
Net income per share ........    $  5.69   $  3.76   $  3.60
Cash dividends per share ....    $  2.60   $  2.40   $  2.20
Return on average
  shareholders' equity ......      18.1%     12.7%     12.8%
Return on average
  capital employed ..........      13.8%     10.3%     10.2%

      Consolidated net income for 1996 was a record $2,834 million, compared with $1,862 million in 1995 and $1,789 million in 1994. Year-to-year comparisons in net income were affected by significant unusual items summarized in the table below.

incr./(decr.) net income           1996      1995      1994
                                    (millions of dollars)
Gains on dispositions .......    $  153    $   83    $   45
LIFO inventory ..............        90        --        --
Impairment ..................        --      (380)       --
Crude oil excise tax
  settlement ................        --        --       270
Restructuring accruals ......        --        --      (256)
Environmental provisions ....        --        --       (60)
Tax obligations and other ...        --        --        62

      Benefiting 1996 earnings were gains of $97 million from the sale of Amoco's polystyrene foam products business, $56 million on certain Canadian asset dispositions and $90 million from the drawdown of inventories valued under the last-in, first-out ("LIFO") method. In 1995, earnings were reduced by non-cash charges of $380 million associated with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Also included in 1995 earnings was an $83 million gain related to the sale of Amoco Motor Club.

      Earnings in 1994 included $270 million from settlements of crude oil excise taxes ("COET"), a gain of $45 million related to the disposition of certain European oil and gas properties and tax adjustments related to prior years totaling $62 million. Adversely affecting 1994 earnings were charges of $256 million associated with Amoco's restructuring of operations, and provisions for future environmental remediation expenditures relating to past operations totaling $60 million.

      Excluding these unusual items for all periods, 1996 earnings would have been $2,591 million, up 20 percent from 1995 earnings of $2,159 million; 1995 earnings increased 25 percent over 1994 earnings.

      The record earnings in 1996 were primarily driven by higher crude oil and natural gas prices. An increase in worldwide natural gas production was also a contributing factor. These strong results, as well as continuing efficiency improvements throughout the organization, more than offset lower chemical and petroleum product results.

      Sales and other operating revenues totaled $32 billion for 1996, a 19 percent increase over 1995. Crude oil and natural gas revenues increased 30 percent and 46 percent, respectively, primarily as the result of higher prices. Refined product revenues increased 20 percent, primarily resulting from higher U.S. gasoline prices and sales volumes. Chemical revenues were comparable to 1995, as lower prices and divestments were offset by higher sales volumes associated with capacity additions and acquisitions.

      Total costs and expenses on a worldwide basis increased 12 percent from 1995. Purchased crude oil, natural gas, petroleum products and merchandise costs increased 27 percent reflecting higher crude oil and natural gas prices and volumes, and an increase in refined product prices. Selling and administrative expenses for 1996 increased by 6 percent. Included in selling and administrative expenses were reorganization expenses of $136 million in 1996, compared with $133 million in 1995. Depreciation, depletion, amortization, and retirements and abandonments ("DD&A") decreased $500 million compared with 1995. In 1995, DD&A included impairment charges of $602 million associated with the adoption of SFAS No. 121. Interest expense decreased $143 million in 1996, reflecting lower interest related to revised estimates of tax obligations.

Industry Segments

      Results on a segment basis, for the five years ended December 31, 1996, are presented in the table below.
                              1996     1995    1994     1993     1992
                                      (millions of dollars)
Exploration and production
  United States ..........  $1,132   $  463  $  820   $  826   $  788
  Canada .................     378        9     199      449       38
  Europe .................     118       88     (65)    (102)    (103)
  Other ..................     333      245      76      (48)     280
    Subtotal .............   1,961      805   1,030    1,125    1,003

Petroleum products .......     351      380     410      713      309
Chemicals ................     735      963     485      222      (91)
Corporate and other
  operations* ............    (213)    (286)   (136)    (240)    (371)
Income before the
  cumulative effects of
  accounting changes .....   2,834    1,862   1,789    1,820      850

Cumulative effects of
  accounting changes .....      --       --      --       --     (924)
    Net income (loss) ....  $2,834   $1,862  $1,789   $1,820   $  (74)

*Corporate and other operations include net interest and general corporate expenses, and the results of investments in technology companies, real estate interests and other activities.

Exploration and Production

United States

      Exploration and Production ("E&P") earnings in the United States totaled $1,132 million in 1996, compared with $463 million in 1995 and $820 million in 1994. Included in 1995 results were after-tax charges of $234 million for impairment of oil and gas producing properties associated with the adoption of Statement of Financial Accounting Standards No. 121. Under this method, these properties are evaluated by individual field; previously an aggregated approach was used.

      Excluding this item, 1996 earnings increased by $435 million over the $697 million earned in 1995. The improvement primarily reflected a 43 percent increase in average natural gas prices along with a 26 percent increase in average crude oil prices. Higher natural gas liquids ("NGL") prices and natural gas volumes, and a $10 million before-tax reduction in exploration expenses also contributed favorably to results.

      Amoco's U.S. natural gas prices averaged $1.93 per thousand cubic feet ("mcf") in 1996, $.58 per mcf above 1995. Amoco's U.S. crude oil prices averaged over $20.00 per barrel for 1996, up more than $4.00 per barrel over 1995.

      U.S. natural gas production averaged 2.6 billion cubic feet per day in 1996, 5 percent above 1995. Crude oil and NGL production averaged 297,000 barrels per day in 1996, about the same as in 1995, as a 5 percent increase in NGL production offset normal crude oil field declines.

Canada

      Canadian exploration and production operations, including supply and marketing of NGL, earned $378 million in 1996, compared with earnings of $9 million in 1995 and $199 million in 1994.
Benefiting 1996 earnings were gains of $56 million on asset dispositions, including the sale of Amoco's remaining investment in Crestar Energy Inc. Earnings in 1995 included impairment charges of $93 million. Excluding these items, 1996 earnings of $322 million, increased $220 million over 1995, mainly as a result of higher energy prices and increased NGL margins.

      Canadian natural gas prices averaged $1.15 per mcf, $.26 per mcf above 1995 levels. Crude oil prices increased about $2.60 per barrel to average $17.73 per barrel for the year. Also contributing to the earnings increase were higher supply and marketing earnings and a $44 million before-tax decline in exploration expenses. Natural gas production averaged 815 million cubic feet ("mmcf") per day in 1996, down 3 percent from 1995, reflecting normal field declines. Crude oil and NGL production declined 5,000 barrels per day in 1996, as normal field declines and divestments offset a 7,000 barrel per day increase in average heavy crude oil production.

Overseas

      European exploration and production operations earned $118 million in 1996 compared with $88 million in 1995 and a loss of $65 million in 1994. The improvement in 1996 earnings primarily reflected higher average crude oil prices, which increased by almost $3.80 per barrel over 1995. Partly offsetting were higher exploration expenses, which increased $18 million before tax. Gains on property dispositions added approximately $15 million to 1995 earnings. Production, on an energy-equivalent basis in 1996, was the same as 1995; increases in natural gas production offset decreases in crude oil production.

      Exploration and production operations in other overseas areas earned $333 million in 1996. This compared with $245 million in 1995 and $76 million in 1994. Contributing to the improvement were higher energy prices and production volumes, which more than offset an increase in exploration expenses of $42 million before tax. Average crude oil prices increased about $3.25 per barrel over 1995 while natural gas prices increased 5 percent to average $1.17 per mcf. Earnings in 1995 included a gain of $18 million related to divestment of Congo operations. Natural gas production increased 5 percent in 1996 to 609 mmcf per day, largely as a result of higher production in Sharjah. Crude oil and NGL production averaged 244,000 barrels per day in 1996, 4 percent higher than 1995, reflecting production from the Liuhua field in the South China Sea, which began in late March 1996, and averaged 20,000 barrels per day for the year.

1995 vs. 1994

     U.S. exploration and production operations earned $463 million in 1995 compared with $820 million in 1994. Earnings in 1995 included an impairment charge of $234 million while 1994 earnings benefited from the crude oil excise tax settlement of $90 million, offset by restructuring charges of $47 million. Excluding those items, 1995 earnings of $697 million declined 10 percent from 1994 as a result of lower U.S. natural gas prices and higher exploration expenses. Partly offsetting were higher crude oil prices and a reduction in operating expenses.

      In 1995, earnings outside the United States for exploration and production operations totaled $342 million, compared with $210 million in 1994. Higher crude oil prices, which averaged about $1.70 per barrel above 1994, and lower exploration expenses of $62 million before tax, contributed to the improvement. Offsetting were lower Canadian natural gas prices, down by $.50 per mcf, and unfavorable after-tax currency effects of $16 million. Impairment charges in 1995 lowered earnings by $93 million while gains from asset dispositions added $33 million to results.

Outlook

     Crude oil and natural gas price volatility affects all aspects of Amoco's business. Despite recent increases in energy prices, supply and demand concerns are expected to keep downward pressures on crude oil and natural gas prices.

     Amoco's exploration efforts will target those areas that offer the most potential. Amoco will also continue to capitalize on its natural gas resources.

     Amoco's worldwide barrel-oil-equivalent production is expected to increase from 1996 levels by 25 percent over the next five years, with the largest increases expected to occur in the later years. Production in 1997 is expected to increase by 2 percent, with incremental production anticipated from the Gulf of Mexico, and production from Venezuela and Colombia.

     Amoco will continue to benefit from both past and ongoing cost reduction programs. Strategic alliances, acquisitions and divestments will be part of Amoco's portfolio management process. In early 1997, Amoco and Shell Oil Company completed formation of Altura Energy Ltd., to combine the two companies' exploration and production assets in the Permian Basin area of west Texas and southeast New Mexico. Amoco has a 64 percent interest in the joint venture.

Petroleum Products

United States                     1996    1995   1994    1993   1992
Cents per gallon:
Average selling price
  Gasoline ....................   74.6    66.4   63.4    66.4   71.3
  Total petroleum products ....   65.3    56.6   54.5    57.5   60.9
Average cost of crude input ...   50.6    41.8   38.4    39.6   44.6
Percent:
  Refinery capacity utilization   94.6    92.8   97.5    96.9   95.3
  Refinery yield ..............  107.0   107.0  107.2   106.8  106.9


      Petroleum products operations earned $351 million in 1996, compared with earnings of $380 million in 1995 and $410 million in 1994. Operations in 1996 benefited by $90 million from the drawdown of inventories valued under the last-in, first-out ("LIFO") method. Included in 1995 earnings were an after-tax gain of $83 million from the sale of Amoco Motor Club and an after-tax charge for impairment of $11 million. Adjusting both periods for these items, 1996 earnings of $261 million were $47 million lower than 1995.

     The decrease in earnings reflected lower refining margins in a very competitive U.S. market and higher expenses related to international business development. Contributing favorably to 1996 earnings were higher sales volumes and a gain on an asset disposition.

      Petroleum product sales volumes averaged 1.2 million barrels per day in 1996, 3 percent higher than 1995. Gasoline sales averaged 630,000 barrels per day an increase of 3 percent. Distillates averaged 370,000 barrels per day.

      The refinery utilization rate averaged 95 percent of rated capacity in 1996, up from 93 percent in 1995.

1995 vs. 1994

      In 1995, petroleum products operations earned $380 million compared with $410 million for 1994. The decrease in 1995 primarily resulted from lower refined product margins, which decreased almost 2 cents per gallon. Adversely affecting 1994 earnings were charges of $60 million related to estimated future cost of environmental remediation activities and restructuring charges of $41 million.

Outlook

     The petroleum products industry is faced with both significant challenges and opportunities. Profitability is affected by crude oil price volatility and overall industry supply/demand balance. Efficient utilization of assets is critical to profitable growth. Amoco anticipates continued weak refining margins in the near term in a very competitive U.S. market.

      Amoco's marketing strategy will continue to emphasize brand product quality and growth in its position as a convenience retailer. Strategic alliances with such companies as McDonald's Corporation and Femsa in Mexico are expected to be expanded. A decision was made in 1996 to sell Amoco's retail marketing sites in Central Europe as part of Amoco's strategy to grow retail marketing operations primarily in North America.

      Amoco plans to manage its pipeline facilities to maximize capital utilization through joint ventures and other commercial opportunities.

Chemicals

     Chemical operations earned $735 million in 1996, compared with record earnings of $963 million in 1995 and $485 million in 1994. Excluding a gain of $97 million from the sale of Amoco's polystyrene foam products business, 1996 earnings of $638 million were among the highest ever for the chemical segment, although earnings declined 37 percent from adjusted 1995 results. Included in 1995 earnings were charges of $42 million related to the impairment of specialty polymer facilities.

      Margins for major product lines dropped sharply in 1996, particularly in the first half of the year. Industrywide inventory destocking of purified terephthalic acid ("PTA") and paraxylene ("PX") early in the year as new capacity came onstream pressured margins. Over the latter part of the year, results were affected by lower margins for olefins and PX, reflecting higher hydrocarbon feedstock costs. Further affecting PX margins were lower prices.

      Partially offsetting the decline in margins were increases in sales volumes, reflecting capacity additions and recent acquisitions, and investment incentives. In 1996, produced volumes for olefins and PX increased 9 percent and 16 percent, respectively; polypropylene sales volumes were up 16 percent; and PTA sales volumes increased 5 percent, reflecting the start up of Amoco's wholly owned plant in Malaysia. Overall chemicals capacity utilization rates averaged 94 percent in 1996 and 93 percent in 1995.

1995 vs. 1994

     In 1995, chemical operations earned $963 million compared with 1994 earnings of $485 million. The increase in 1995 reflected higher margins for major product lines, particularly olefins, PTA, PX and polypropylene, and higher sales volumes for olefins and PTA. Included in 1995 were impairment charges of $42 million; 1994 results included restructuring charges of $36 million.

Outlook

     Chemical profitability is affected by overall industry product supply and demand. Amoco's overall strategy is to continuously improve its portfolio to make its businesses stronger and more competitive. The acquisition of Albemarle Corporation's alpha-olefins and related businesses integrates Amoco's ethylene business with downstream applications. Amoco improves competitiveness of existing businesses by selectively investing to support local market growth. Amoco's other integrated product chains -- PTA/PX, purified isophthalic acid/metaxylene, and propylene from monomer to polyproplyene fabrics -- also allow the Corporation to maintain high plant capacity utilizations and production volumes.

     While current industry excess PTA capacity is putting downside pressure on margins, long-term worldwide growth is expected to be 8 percent, which should restore supply/demand balance and improve returns. To meet this expected growth, expansions at wholly owned and joint-venture PTA facilities have been completed or are in progress. In 1996, construction was completed at the wholly owned Malaysia plant. Additional PTA expansions are scheduled to be completed over the next two years at wholly owned facilities in South Carolina and Belgium, and joint-venture plants in China and Indonesia. Long-term annual growth for PX is expected to be 6 percent. A PX joint-venture plant in Singapore began commercial production in early 1997.

      Amoco continues to manage its portfolio to optimize the quality of its businesses. At the same time, Amoco plans to broaden its current commodity businesses where opportunities to enter attractive product lines through acquisition, internal development or alliance can be established.

Corporate and Other Operations

      Corporate and other operations include net interest and general corporate expenses, and the results of investments in technology companies, real estate interests and other activities. This segment incurred net after-tax expenses of $213 million in 1996, compared with net expenses of $286 million and $136 million for 1995 and 1994, respectively. The 26 percent decrease in net after-tax expenses in 1996 reflected lower interest expense, reflecting lower interest related to revised estimates of tax obligations, and a gain on an asset disposition. After-tax reorganization expenses, primarily associated with system development and redesign, were approximately $84 million in 1996 and $75 million in 1995.

      The increase in corporate and other operations net expenses between 1995 and 1994 resulted from the previously mentioned reorganization expenses of $75 million and higher interest costs reflecting higher debt balances and interest rates. Partly offsetting were lower costs associated with technology operations and other activities. Corporate and other operations net expenses for 1994 included interest income of $180 million related to the COET settlement, restructuring charges of $112 million, and favorable tax adjustments for prior years of $33 million.

Restructuring

     In conjunction with the 1994 reorganization and restructuring, an after-tax charge of $256 million was accrued in the second quarter of 1994. Severance charges against that accrual related to approximately 3,400 positions, totaled $132 million after tax through the end of 1996, of which $23 million and approximately 400 positions were associated with 1996. Approximately $14 million after tax remains for future severances as a result of the ongoing process redesign to improve efficiencies in support functions. Also in 1994, $110 million after tax was recognized related to facility closures and dispositons.

       Additional costs for system redesign, relocation, work consolidation and development of new processes in support of the reorganization were estimated in July 1994 at approximately $200 million after tax, but were not accrued. Costs for those programs were essentially completed in 1996. Selling and administrative expenses included $136 million ($88 million after tax) in 1996; $133 million ($86 million after tax) in 1995; and $24 million in 1994 ($16 million after tax) related to these activities.

Liquidity and Capital Resources

      In 1996, cash flow from operating activities amounted to $4.8 billion, compared with $3.8 billion in 1995.

      Total short- and long-term debt was $5.1 billion at year-end 1996, compared with $5 billion at year-end 1995. Debt as a percent of debt-plus-equity was 23.6 percent at December 31, 1996, down from 25.2 percent at year-end 1995.

      Working capital was $924 million at year-end 1996, compared with $716 million at year-end 1995. At year-end 1996, the Corporation's current ratio was 1.15 to 1. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

      Cash dividends paid in 1996 totaled $1,287 million, or $2.60 per share, compared to $1,197 million, or $2.40 per share in 1995. The quarterly cash dividend was raised to 70 cents per share effective with the first quarter 1997 dividend, an increase of 5 cents per share, or 8 percent.

     In December 1996, Amoco announced plans to repurchase up to $2 billion of its common stock, in excess of amounts needed for benefit plan purposes, over the next two years.

      The Corporation believes its strong financial position will permit the financing of its business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At December 31, 1996, bank lines of credit available to support commercial paper borrowings were $500 million, all of which were supported by commitment fees.

     The Corporation also may use its favorable access to long-term debt markets to finance profitable growth opportunities. A $500 million shelf registration statement for debt securities remains on file with the Securities and Exchange Commission ("SEC") to permit ready access to capital markets. In 1995, Amoco Argentina Oil Company ("Amoco Argentina"), an indirect wholly owned subsidiary of Amoco, filed a shelf registration with the SEC for $200 million of debt securities, of which $100 million were subsequently issued. In early 1997, the $100 million remaining under this registration was issued. Amoco Corporation and Amoco Company (a wholly owned subsidiary of Amoco) guarantee the securities issued under this registration statement. Amoco Canada Petroleum Company Ltd. ("Amoco Canada") canceled a $225 million 10-year revolving term facility in November 1996.

Price risk management

      Amoco is routinely exposed to hydrocarbon commodity price risk. It manages a portion of that risk mainly through the use of futures contracts, swaps and options generally to achieve market prices on specific purchase and sales transactions. Also at December 31, 1996, the Corporation had fixed the sales price or a range of prices of 12 million barrels of crude oil and 45 trillion British thermal units of natural gas production using forward swaps and option contracts. See Notes 1 and 4 to the Consolidated Financial Statements.

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

      At December 31, 1996, the Corporation's reserves for future environmental remediation costs totaled $538 million, of which $318 million related to refining and marketing sites. The Corporation also maintains reserves associated with dismantlement, restoration and abandonment of oil and gas properties, which totaled $654 million at December 31, 1996.

      Capital expenditures resulting from existing environmental regulations, primarily related to refining and marketing, and exploration and production sites, totaled $127 million in 1996. Excluded from that total were $408 million for operating costs and amounts spent on research and development, and $90 million of mandated and voluntary remediation spending. Amoco's 1997 estimated capital spending for environmental cleanup and protection projects is expected to be approximately $105 million; spending for remediation in 1997 is expected to approximate the 1996 level.

Capital and exploration expenditures

                             1996      1995      1994      1993     1992
                                      (millions of dollars)
Capital and exploration
 expenditures
  Exploration and
  production
    United States .....  $  1,196  $  1,146  $    829  $    672  $   475
    Canada ............       456       423       456       340      198
    Europe ............       558       491       279       493      538
    Other .............       858       654       687       682      578
      Subtotal ........     3,068     2,714     2,251     2,187    1,789

  Petroleum products ..       452       461       417       704      788
  Chemicals ...........       985       850       467       369      320
  Corporate and other
  operations ..........       116       111        70        86       99
          Total .......  $  4,621  $  4,136  $  3,205  $  3,346  $ 2,996
Petroleum exploration
expenditures charged to
income (included above)
    United States .....  $    142  $    152  $    113  $     90  $   140
    Canada ............        68       112       117        47       72
    Europe ............       141       123       178       151      150
    Other .............       265       223       225       241      300
          Total .......  $    616  $    610  $    633  $    529  $   662


      Spending in 1996 totaled $4.6 billion, an increase of 12 percent over the $4.1 billion spent in 1995. The increase reflected higher E&P spending associated with construction of a liquefied natural gas plant in Trinidad and continuation of programs in Egypt and the North Sea. Higher chemical spending related to expansions or construction of new facilities. The 1996 capital expenditures excluded $535 million for the acquisition of Albemarle Corporation's alpha-olefins and related businesses.

     Capital and exploration expenditures of $4.1 billion have been approved for 1997. Approximately 56 percent of total E&P spending of $2.7 billion is planned for locations outside North America. Targeted growth areas include Trinidad, Venezuela, Colombia, Azerbaijan, Egypt, the North Sea and the deepwater Gulf of Mexico. Chemicals expenditures in 1997 are expected to be approximately $750 million with the majority being spent for the completion of expansions or new facilities in Indonesia, Belgium and the United States. The 1997 capital spending program excludes $307 million for pre-funding of expenditures related to the recently approved operatorship and 50 percent ownership in a new Bolivian oil and gas company, Empresa Petrolera Chaco.

      It is anticipated that the 1997 capital and exploration expenditures budget will be financed primarily by funds generated internally. The planned expenditure level is subject to adjustment as dictated by changing economic and political conditions.

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995.

      Statements in this report that are not historical facts, including statements in Management's Discussion and Analysis under the heading "Outlook" and other statements about industry and company growth, estimates of expenditures and savings, and other trend projections are forward looking statements. These statements are based on current expectations and involve risk and uncertainties. Actual future results or trends may differ materially depending on a variety of factors. These include specific factors identified in the discussion accompanying such forward looking statements, industry product supply and pricing, political stability and economic growth in relevant areas of the world, the company's successful execution of its internal performance plans, successful partnering, actions of competitors, natural disasters, and other changes to business conditions.

Item 8.  Financial Statements and Supplemental Information

Index to Financial Statements and Supplemental Information  Page

Report of Independent Accountants ........................   38
Consolidated Financial Statements:
   Consolidated Statement of Income ......................   39
   Consolidated Statement of Financial Position ..........   40
   Consolidated Statement of Shareholders' Equity.........   41
   Consolidated Statement of Cash Flows ..................   42
   Notes to Consolidated Financial Statements ............   43
   Financial Statement Schedule:
     Valuation and Qualifying Accounts (Schedule II) .....   88
Supplemental Information:
   Quarterly Results and Stock Market Data ...............   73
   Oil and Gas Exploration and Production Activities .....   74

      Separate financial statements of subsidiary companies not consolidated, and of 50 percent or less owned companies accounted for by the equity method, have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.

                 REPORT OF INDEPENDENT ACCOUNTANTS
                       PRICE WATERHOUSE LLP

To the Board of Directors and Shareholders of Amoco Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amoco Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Amoco Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 6 to the financial statements, Amoco Corporation changed its method of accounting for the impairment of long-lived assets in 1995 to comply with the provisions of Statement of Financial Accounting Standards No. 121.




PRICE WATERHOUSE LLP

Chicago, Illinois
February 25, 1997

                 AMOCO CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENT OF INCOME

                                               Year Ended December 31
                                             1996       1995      1994
                                                (millions of dollars except
                                                     per-share amounts)

Revenues:
  Sales and other operating revenues .... $32,150    $27,066   $26,048
  Consumer excise taxes .................   3,386      3,339     3,409
  Other income ..........................     576        599       905
    Total revenues ......................  36,112     31,004    30,362
Costs and expenses:
  Purchased crude oil, natural gas,
    petroleum products and merchandise ..  17,942     14,140    13,558
  Operating expenses ....................   4,642      4,555     4,743
  Petroleum exploration expenses,
    including exploratory dry holes .....     616        610       633
  Selling and administrative expenses ...   2,246      2,124     2,227
  Taxes other than income taxes .........   4,215      4,042     4,153
  Depreciation, depletion, amortization,
    and retirements and abandonments ....   2,294      2,794     2,239
  Interest expense ......................     192        335       318
    Total costs and expenses ............  32,147     28,600    27,871
  Income before income taxes ............   3,965      2,404     2,491
  Income taxes ..........................   1,131        542       702
    Net income .......................... $ 2,834    $ 1,862   $ 1,789
    Net income per share ................ $  5.69    $  3.76   $  3.60

(The accompanying notes are an integral part of these statements.)

                AMOCO CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                         December 31
                                                        1996        1995
                       ASSETS                        (millions of dollars)
Current Assets:
 Cash .............................................  $   186     $   182
 Marketable securities--at cost (all corporate,
  except $141 on December 31, 1996, and $184 on
  December 31, 1995, which represent state and
  municipal securities) ...........................    1,135       1,212
 Accounts and notes receivable (less allowances
  of $17 on December 31, 1996, and $16 on
  December 31, 1995) ..............................    3,942       3,332
 Inventories ......................................    1,069       1,041
 Prepaid expenses and income taxes ................      731         723
                                                       7,063       6,490
Investments and other assets:
 Investments and related advances .................      796         654
 Long-term receivables and other assets ...........      841         655
                                                       1,637       1,309
Properties--at cost, less accumulated
 depreciation, depletion and amortization of
 $27,111 on December 31, 1996, and $26,531 on
 December 31, 1995 ...............................    23,400      22,046
                                                     $32,100     $29,845
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations..........  $   151     $   341
 Short-term obligations ...........................      821         735
 Accounts payable .................................    3,196       2,822
 Accrued liabilities ..............................      908         989
 Taxes payable (including income taxes) ...........    1,063         887
                                                       6,139       5,774
Long-term obligations:
 Debt .............................................    4,153       3,962
 Capitalized leases ...............................       76          --
                                                       4,229       3,962
Deferred credits and other non-current liabilities:
 Income taxes .....................................    2,850       2,745
 Other ............................................    2,345       2,401
                                                       5,195       5,146
Minority interest .................................      129         115
Shareholders' equity:
 Common stock (authorized 800,000,000 shares;
  issued and outstanding as of December 31, 1996--
  497,275,364 shares; December 31, 1995--
  496,402,697 shares) .............................    2,646       2,590
 Earnings retained and invested in the business ...   13,806      12,295
 Pension liability adjustment .....................      (25)        (49)
 Foreign currency translation adjustment ..........      (19)         12
Total shareholders' equity ........................   16,408      14,848
                                                     $32,100     $29,845
(The successful efforts method of accounting is followed for costs incurred in oil and gas producing activities.)
(The accompanying notes are an integral part of these statements.)

                AMOCO CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                       Earnings
                                       Retained
                                         and
                                       Invested      Other
                              Common    in the      Equity
                              Stock    Business   Adjustments     Total
                            (millions of dollars, except per-share amounts)

Balance on December 31, 1993  $2,147   $ 11,557   $       (39)   $13,665
  Net income ...............              1,789                    1,789
  Cash dividends of $2.20
   per share ...............             (1,092)                  (1,092)
  Foreign currency
   translation adjustment ..                               32         32
  Issuances of common stock
   (net) ...................      19        (31)                     (12)
Balance on December 31, 1994   2,166     12,223            (7)    14,382
  Net income ...............              1,862                    1,862
  Cash dividends of $2.40
   per share ...............             (1,197)                  (1,197)
  Foreign currency
   translation adjustment ..                               19         19
  Pension liability
   adjustment...............                              (49)       (49)
  Issuances of common stock
   (net) ...................     424       (593)                    (169)
Balance on December 31, 1995   2,590     12,295           (37)    14,848
  Net income ...............              2,834                    2,834
  Cash dividends of $2.60
   per share ...............             (1,287)                  (1,287)
  Foreign currency
   translation adjustment ..                              (31)       (31)
  Pension liability
   adjustment ..............                               24         24
  Issuances of common stock
   (net) ...................      56        (36)                      20
Balance on December 31, 1996  $2,646   $ 13,806   $       (44)   $16,408

(The accompanying notes are an integral part of these statements.)

                AMOCO CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS

                                           Year Ended December 31
                                          1996       1995       1994
                                            (millions of dollars)
Cash flows from operating activities:
  Net income ........................  $ 2,834    $ 1,862    $ 1,789
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation, depletion,
    amortization, and retirements
    and abandonments ................    2,294      2,794      2,239
   Increase in receivables ..........     (661)       (33)      (137)
   Decrease in inventories ..........        4          1         68
   Increase in payables and
    accrued liabilities .............      608         31        492
   Deferred taxes and other items ...     (291)      (846)      (122)
   Net cash provided by operating
    activities ......................    4,788      3,809      4,329

Cash flows from investing activities:
  Capital expenditures ..............   (3,910)    (3,526)    (2,572)
  Proceeds from dispositions of
   property and other assets ........      475        290        335
  New investments, advances and
   business acquisitions ............     (721)      (173)       (91)
  Proceeds from sales of investments       521         20        176
  Other .............................       20         81        (18)
  Net cash used in investing
   activities .......................   (3,615)    (3,308)    (2,170)

Cash flows from financing activities:
  New long-term obligations .........      362        661        438
  Repayment of long-term obligations      (427)      (309)      (138)
  Cash dividends paid ...............   (1,287)    (1,197)    (1,092)
  Issuances of common stock .........       59         42         29
  Acquisitions of common stock ......      (39)      (704)       (41)
  Issuance of preferred stock
   by affiliate .....................       --        100         --
  Increase (decrease) in short-term
   obligations ......................       86        511       (783)
  Net cash used in financing
   activities .......................   (1,246)      (896)    (1,587)
(Decrease) increase in cash and
 marketable securities ..............      (73)      (395)       572
Cash and marketable securities-
 beginning of year ..................    1,394      1,789      1,217
Cash and marketable securities-
 end of year ........................  $ 1,321    $ 1,394    $ 1,789

(The accompanying notes are an integral part of these statements.)

                AMOCO CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

     Principles of consolidation. The operations of all significant subsidiaries in which the Corporation directly or indirectly owns more than 50 percent of the voting stock are included in the consolidated financial statements. The Corporation also consolidates its proportionate share of assets, liabilities and results of operations of undivided interest pipelines and oil and gas joint ventures. Investments in other companies in which less than a majority interest is held are generally accounted for by the equity method.

       Estimates in financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect certain reported amounts. Actual results may differ in some cases from the estimates.

      Inventories. Inventories are carried at the lower of current market value or cost. Cost is determined under the last-in, first-out ("LIFO") method for the majority of inventories of crude oil, petroleum products and chemical products. The costs of remaining inventories are determined on the first-in, first-out ("FIFO") or average cost methods.

      Costs incurred in oil and gas producing activities. The Corporation follows the successful efforts method of accounting. Costs of property acquisitions, successful exploratory wells, all development costs (including CO2 and certain other injected materials that benefit production over multiple years in enhanced recovery projects) and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when determined to be non-productive. Production costs, overhead and all exploration costs other than exploratory drilling are charged against income as incurred.

       Depreciation, depletion and amortization. Generally, depreciation of plant and equipment, other than oil and gas facilities, is computed on a straight-line basis over the estimated economic lives of the facilities, which for refining and chemical facilities average 20 years, for administrative buildings average 45 years and for service stations average 16 years. Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs and depreciation of tangible lease and well equipment are recognized using the unit-of-production method.

      The portion of costs of unproved oil and gas properties estimated to be non-productive is amortized over projected holding periods.

                AMOCO CORPORATION AND SUBSIDIARIES

      The estimated costs to dismantle, restore and abandon oil and gas properties are recognized over the properties' productive lives on the unit-of-production method.

      Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written down to current fair value. Fair value is generally determined from estimated future net cash flows.

     Significant gains or losses from retirements or disposition of facilities are credited or charged to income.

     Maintenance and repairs.      All maintenance and repair costs
are charged against income, while significant improvements are capitalized.

      Derivative contracts. The Corporation enters into futures, swaps, forwards and option contracts to manage its exposure to price fluctuations on hydrocarbon transactions and its exposure to exchange rate fluctuations on its debt and commitments denominated in foreign currencies. Hedge accounting is applied to derivative contracts that reduce the Corporation's exposure to price fluctuations or that are entered into in conjunction with specific fixed price natural gas sales contracts. Gains, losses and cash flows from hedges are reported as components of the related transactions.

      Translation of foreign currencies. The U.S. dollar has been determined to be the appropriate functional currency for essentially all operations except certain foreign chemical operations.

      Environmental liabilities. The Corporation has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to current and past activities, including obligations for previously disposed assets or businesses. In the case of long-lived cleanup projects, the effects of inflation and other factors, such as improved application of known technologies and methodologies, are considered in determining the amount of estimated liabilities. The liability is undiscounted and primarily consists of costs such as site assessment, monitoring, equipment, utilities and soil and ground water treatment and disposal. Probable recoveries from third parties are recorded as receivables.

      Net income per share. Net income per share of common stock is based on the monthly weighted average number of shares outstanding during the year.

                AMOCO CORPORATION AND SUBSIDIARIES

Note 2.  Acquisitions, Dispositions and Special Items

      In March 1996, the Corporation acquired the alpha-olefins and related businesses of Albemarle Corporation for $535 million. Other income in 1996 included gains on the sale of Amoco's polystyrene foam products business ($97 million after tax) and on certain Canadian asset dispositions ($56 million after tax).

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

      In the second quarter of 1994, a charge of $394 million ($256 million after tax) was accrued in conjunction with an organizational restructuring. Included in selling and administrative expenses were charges of $225 million ($146 million after tax) related to employee-termination costs. Since July 1994, charges against the accrual have totaled $204 million ($132 million after tax), of which $36 million ($23 million after tax) was charged in 1996. As of December 31, 1996, the remaining accrual balance associated with restructuring was $21 million ($14 million after tax), which is considered adequate for future severances of about 300 staff positions as a result of the ongoing process redesign to improve efficiencies in support functions. As a result of restructuring, more than 4,400 positions have been eliminated through year-end 1996, with more than 3,400 employees receiving termination benefits. Also included in 1994 operating expenses were charges of $169 million ($110 million after tax) related to a reduction in carrying value of assets that have been divested.

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

                AMOCO CORPORATION AND SUBSIDIARIES

      Net cash provided by operating activities reflects cash payments for interest and income taxes as follows:

                           1996   1995    1994
                         (millions of dollars)
Interest paid .........    $343   $327    $297

Income taxes paid .....    $951   $706    $903

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

     Fair values. The carrying values of most financial instruments are based on historical costs. The carrying values of receivables, payables, marketable securities and short-term obligations approximate their fair value. The estimated fair value of long-term debt outstanding as of December 31, 1996 and 1995 was $4,301 million and $4,400 million, respectively. The estimated fair values of marketable securities and debt were based on quoted market prices for the same or similar issues, or the current rates offered to the Corporation for issues with the same remaining maturities.

      Credit risks. A significant portion of Amoco's receivables is from other oil and gas and chemical companies. Although collection of these receivables could be influenced by economic factors affecting these industries, the risk of significant loss is considered remote. Substantially all derivatives are either exchange traded or with major financial institutions, and the risk of credit loss is considered remote.

               AMOCO CORPORATION AND SUBSIDIARIES

      Currency risks. The Corporation conducts its business primarily in U.S. dollars. Significant exposures to foreign currency exchange risk are reduced through the use of financial instruments, primarily by hedging of foreign currency borrowings and contractual commitments. The following table shows the amount of debt, including current portions, denominated in foreign currencies as of December 31, 1996 and 1995, and the face amounts of foreign currency forward and option contracts that have been designated as hedges of that debt:

                              1996                1995
                          Debt     Hedge*     Debt     Hedge*
                             (millions of U.S. dollars)
British pound sterling   $ 652     $ 954     $ 601     $ 940

Canadian dollar ......   $ 236     $ 281     $ 135     $ 173

* Includes tax effects.

     In addition, the Corporation has entered into foreign currency forward contracts to manage its foreign currency exposure associated with construction projects in Singapore and Belgium. The face amount of these forward contracts at year-end 1996 was $31 million and $12 million, respectively.

      The hedge contracts generally have the same maturities as the related debt or commitments. The carrying value and fair value of the forward and option contracts were not material at December 31, 1996 and 1995.

      Commodity price risks. The Corporation also enters into futures, swaps and option contracts to manage a portion of its exposure to price fluctuations on hydrocarbon transactions. Natural gas futures, swaps and options are used to convert specific sales and purchase contracts from fixed prices to market prices. Swaps also are used to hedge exposure for price differences between locations. Future contracts are used to convert specific gasoline and distillate contracts from fixed to market prices.

                AMOCO CORPORATION AND SUBSIDIARIES

     Natural gas swap contracts outstanding under these programs at both December 31, 1996 and 1995 totaled 334 trillion British thermal units ("Btus"). Most contracts are for a remaining term of less than one year, while contracts representing 54 trillion Btus of natural gas have terms that extend from one to five years.
While these contracts have no carrying value, their fair value, representing the estimated amount that would have been required to terminate the swaps at year-end 1996, was $28 million for contracts with favorable positions, and $19 million for contracts with unfavorable positions. The comparable amounts for 1995 were $27 million for contracts with favorable positions and $43 million for contracts with unfavorable positions.

     At December 31, 1996, the Corporation also had fixed the sales price or a range of prices of 12 million barrels of crude oil and 45 trillion Btus of natural gas production for periods up to 22 months using forward swaps and options. There were no significant unrealized gains or losses on these contracts at December 31, 1996.

      Commitments and guarantees. In the normal course of business, the Corporation has entered into contracts for the purchase of transportation capacity, materials and services over terms of up to 20 years. The remaining minimum payments required under these contracts at December 31, 1996, totaled $558 million. At December 31, 1996, contingent liabilities of the Corporation included guarantees of $36 million on outstanding loans of others.

Note 5.  Inventories

      Inventories at December 31, 1996 and 1995, are shown in the following table:

                                              December 31
                                             1996        1995
                                          (millions of dollars)
Crude oil and petroleum products .......  $   315     $   292
Chemical products ......................      465         436
Other products and merchandise .........       15          22
Materials and supplies .................      274         291
     Total .............................  $ 1,069     $ 1,041

                AMOCO CORPORATION AND SUBSIDIARIES

      During the year ended December 31, 1996, the Corporation reduced certain inventory quantities which were valued at lower LIFO costs prevailing in prior years. The effect of this reduction was to increase net income by approximately $90 million.

       Inventories carried under the LIFO method represented approximately 48 percent of total year-end inventory carrying values in 1996 and 53 percent in 1995. It is estimated that inventories would have been approximately $1,400 million and $1,100 million higher than reported on December 31, 1996 and 1995, respectively, if the quantities valued on the LIFO basis were instead valued at current prices.

Note 6.  Property, Plant and Equipment

      Investment in properties at December 31, 1996 and 1995, detailed by industry segment, was as follows.

                                     1996          1995
                              Gross      Net       Net
                                (millions of dollars)
Exploration and production:
  United States ...........  $16,272   $ 7,032   $ 6,875
  Non-U.S. ................   15,545     6,078     5,842
Petroleum products ........    9,675     4,950     5,004
Chemicals .................    7,521     4,477     3,540
Corporate and other
  operations ..............    1,498       863       785
                             $50,511   $23,400   $22,046

      In the fourth quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Depreciation, depletion, amortization, and retirements and abandonments for 1995 included charges of $602 million ($380 million after tax) for the impairment of long-lived assets. About $300 million of the after-tax charge related to oil and gas producing properties in North America, most of which were acquired or developed during periods of higher price expectations. Another $42 million of the after-tax charge related to certain unprofitable specialty polymer production facilities.

                AMOCO CORPORATION AND SUBSIDIARIES

Note 7.  Short-Term Obligations

      Amoco's short-term obligations consist of notes payable and commercial paper. Notes payable as of December 31, 1996, totaled $80 million at an average annual interest rate of 6.2 percent, compared with $36 million at an average annual interest rate of 5.7 percent at year-end 1995. Commercial paper borrowings at December 31, 1996, were $741 million at an average annual interest rate of 5.4 percent compared with $699 million at an average annual interest rate of 5.7 percent as of December 31, 1995.

      Bank lines of credit available to support commercial paper borrowings of the Corporation amounted to $500 million at December 31, 1996 and $490 million at December 31, 1995. All of these were supported by commitment fees.

Note 8.  Accounts Payable

      Accounts payable at December 31, 1996 and 1995, included liabilities in the amount of $390 million and $320 million, respectively, for checks issued in excess of related bank balances but not yet presented for collection.

Note 9.  Long-Term Debt

      Amoco's long-term debt resides principally with two Amoco subsidiaries--Amoco Company and Amoco Canada. Amoco Company functions as the principal holding company for substantially all of Amoco's petroleum and chemical operations, except Canadian petroleum operations and selected other activities.

                AMOCO CORPORATION AND SUBSIDIARIES

      The components of long-term debt and year-end rates are summarized as follows:

                                         1996     1995
                                         (millions of
                                           dollars)
Amoco Company and subsidiaries
  8 5/8% Debentures due 2016 ........  $   32   $   32
  10.39% Notes due 2001 .............      40       --
  9 3/4% Debentures due 2016 ........      --       57
  9 7/8% Debentures due 2016 ........      --       25
  Environmental and other industrial
  development obligations ...........     880      877
  U.K. loans-6.7% Sterling(*) .......     652      601
            -U.S. dollar ............      --      110
  Argentina loan-6 5/8% due 2005 ....     100      100
  Other indebtedness ................     541      571
    Subtotal ........................   2,245    2,373
  Less current maturities ...........      55      196
    Total Amoco Company .............   2,190    2,177
Amoco Canada
  6 3/4% Debentures due 2005 ........     299      299
  7 1/4% Notes due 2002 .............     299      299
  6 3/4% Debentures due 2023 ........     297      297
  7.95% Debentures due 2022 .........     296      296
  7 1/4% Notes due 2002 .............     253      253
  8.98% Bonds due 2005 ..............     222      224
  Other .............................      40       39
    Total Amoco Canada ..............   1,706    1,707
Other subsidiaries (less current
  maturities) .......................     257       78
    Total long-term debt ............  $4,153   $3,962

(*)Weighted average interest rate at December 31, 1996.

      Amoco Corporation guarantees the outstanding public debt obligations of Amoco Company. Amoco Corporation and Amoco Company guarantee the notes and debentures of Amoco Canada and Amoco Argentina.

      AmProp Inc., a real estate subsidiary, had long-term debt secured by real estate assets, totaling $52 million at year-end 1996 and 1995, which is not guaranteed by Amoco Corporation or Amoco Company.

                AMOCO CORPORATION AND SUBSIDIARIES

     Annual maturities of total long-term debt during the next five years, including the portion classified as current, are $132 million in 1997, $252 million in 1998, $128 million in 1999, $166 million in 2000 and $246 million in 2001.

Note 10.  Capital Stock

      There were 800,000,000 shares of common stock without par value authorized at December 31, 1996. Details concerning share transactions are shown below:

                                     1996                  1995
                               Shares   Amount       Shares   Amount
                              (thous)    (mil)      (thous)    (mil)
 Outstanding on Jan. 1 .....  496,403   $2,590      496,393   $2,166
 Stock repurchases .........     (457)      (2)     (10,604)    (110)
 Sales and distributions
   under employee benefit
   plans, etc. .............    1,329       58        1,971       92
 Canadian SEDs conversion ..       --       --        8,643      442
 Shares outstanding on
   Dec. 31 .................  497,275   $2,646      496,403   $2,590

                                     1994
                               Shares   Amount
                              (thous)    (mil)
 Outstanding on Jan. 1 .....  496,401   $2,147
 Stock repurchases .........     (771)     (10)
 Sales and distributions
   under employee benefit
   plans, etc. .............      763       29
 Canadian SEDs conversion ..       --       --
 Shares outstanding on
   Dec. 31 .................  496,393   $2,166

      In addition, there are 50 million shares of voting preferred stock and 50 million shares of non-voting preferred stock authorized. As of December 31, 1996, none of the preferred stock had been issued.

                AMOCO CORPORATION AND SUBSIDIARIES

 Note 11.  Leases

      The Corporation leases various types of properties, including service stations, tankers, buildings, railcars and other facilities, some of which are subleased to others. Some of the leases and subleases provide for contingent rentals based on refined product throughput.

      Summarized below as of December 31, 1996, are future minimum rentals payable and related sublease rental income for non-cancelable capital and operating leases.

                               Capital Leases    Operating Leases
                                  Rentals        Rentals   Rental
                                  Payable        Payable   Income
                                       (millions of dollars)
1997 ...........................  $    20        $   191   $   45
1998 ...........................       15            160       28
1999 ...........................       13            141       13
2000 ...........................       11            122        2
2001 ...........................        9            114        1
After 2002 .....................       84            438        2
  Total minimum rentals ........  $   152        $ 1,166   $   91
  Less--Amounts
    representing interest ......       57
Capitalized lease obligations
  (including $19 million
   payable within one year) ....  $    95

      Rental expense and related rental income applicable to operating leases for the three years ended December 31, 1996, are summarized below:

                                  1996    1995   1994
                                (millions of dollars)
Minimum rental expense .......  $  295  $  269 $  252
Contingent rental expense ....      42      25     19
     Total ...................     337     294    271
Less--Related rental income ..      55      63     64
     Net rental expense ......  $  282  $  231 $  207

                AMOCO CORPORATION AND SUBSIDIARIES

Note 12.  Foreign Currency

     A foreign currency loss of $17 million was reflected in income in 1996, compared with gains of $1 million and $24 million for 1995 and 1994, respectively. In addition, a net translation loss of $31 million for 1996 and net translation gains of $19 million and $32 million for 1995 and 1994, respectively, were reflected in the foreign currency translation adjustment account in shareholders' equity.

Note 13.  Interest Expense

      The Corporation capitalizes interest cost related to the financing of major projects under development. All other interest is expensed as incurred. The components of interest expense are summarized in the following table:

                               1996    1995    1994
                                (millions of dollars)
Short-term obligations ...... $  47   $  16   $  19
Long-term obligations .......   270     301     269
  Total external financing ..   317     317     288
Other interest expense ......  (103)     30      30
                                214     347     318
Less--Capitalized interest ..    22      12      --
  Net interest expense ...... $ 192   $ 335   $ 318

Note 14.  Research and Development Expenses

      Research and development costs are expensed as incurred and amounted to $171 million in 1996, $175 million in 1995 and $255 million in 1994.

               AMOCO CORPORATION AND SUBSIDIARIES

Note 15.  Taxes

     The provision for income taxes is composed of:

                             1996      1995     1994
                              (millions of dollars)

Federal--current ........  $  513    $  283   $  392
       --deferred .......      57       (63)     (74)
Foreign--current ........     561       520      422
       --deferred .......     (35)     (232)     (47)
State and local .........      35        34        9
                           $1,131    $  542   $  702

      The following is a reconciliation between the provision for income taxes and income taxes determined by applying the federal statutory rate to income before income taxes:

                           1996               1995

                             Percent            Percent
                    Amount   of        Amount   of
                    (mil-    Pre-Tax   (mil-    Pre-Tax
                    lions)   Income    lions)   Income
Pretax income:
U.S. source ......  $2,453             $1,556
Foreign source ...   1,512                848
                    $3,965             $2,404

Theoretical U.S.
income tax .......  $1,388      35.0   $  842      35.0
Increase
(reduction)
due to:
Foreign taxes at
rates different
than the U.S. rate     (17)      (.4)      39       1.6
Effect of
foreign currency
gains/losses .....      14        .3       (8)      (.4)
Tax credits ......    (176)     (4.4)    (179)     (7.4)
Tax-rate changes .      --        --      (16)      (.7)
Prior-year
adjustments ......     (26)      (.7)     (27)     (1.1)
All other (net) ..     (52)     (1.3)    (109)     (4.5)
                    $1,131      28.5   $  542      22.5

                AMOCO CORPORATION AND SUBSIDIARIES

                                        1994
                                             Percent
                                             of
                                 Amount      Pre-Tax
                               (millions)    Income
Pretax income:
U.S. source .................  $    1,738
Foreign source ..............         753
                               $    2,491

Theoretical U.S. income tax .  $      872       35.0
Increase (reduction)
due to:
Foreign taxes at rates
different than the U.S. rate          120        4.8
Effect of foreign currency
gains/losses ................          (9)       (.3)
Tax credits .................        (174)      (7.0)
Tax-rate changes ............          --         --
Prior-year adjustments ......         (68)      (2.7)
All other (net) .............         (39)      (1.6)
                               $      702       28.2

      The aggregate federal and foreign deferred income tax balance represents the tax effect of the following items at December 31:

                                           1996       1995
                                        (millions of dollars)
Tax credit and loss carryforwards .....  $1,450     $1,042
Exploration costs .....................     339        347
Postretirement benefits ...............     537        527
Environmental costs ...................     273        361
Other .................................     394        392
Gross deferred tax assets .............   2,993      2,669
Deferred tax asset valuation allowance     (569)      (586)
   Net deferred tax assets ............  $2,424     $2,083

Accelerated depreciation ..............  $3,625     $3,183
Intangible drilling costs .............     736        719
Other .................................     249        347
   Deferred tax liabilities ...........  $4,610     $4,249

                AMOCO CORPORATION AND SUBSIDIARIES

     Taxes other than income taxes include:

                                     1996    1995     1994
                                       (millions of dollars)
Consumer excise taxes ...........  $3,386  $3,339   $3,409
Production and severance taxes
  United States .................     140     100      112
  Foreign .......................     187     113       73
Property taxes ..................     290     254      289
Social Security, corporation and
  other taxes ...................     212     236      270
                                   $4,215  $4,042   $4,153

      Undistributed  earnings of certain foreign  subsidiaries  and joint-venture companies aggregated $510 million on December 31, 1996, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Note 16.  Stock Option Plans

      The Corporation's stock option plans approved by shareholders provide for the granting of options with or without stock appreciation rights ("SARs") to key managerial and other eligible employees for up to 27 million shares of common stock. Such options may be incentive stock options to the extent provided in the Internal Revenue Code. No options may be granted under the current plan after December 31, 2001. The grant price of each option equals the fair market value of the Corporation's stock on the date of grant. Options granted under the plans normally extend for 10 years and generally become exercisable one or two years after the date of the grant. Options with SARs permit the holder to surrender exercisable options in exchange for payment determined by the amount by which the market value of the shares on the dates the rights are exercised exceeds the grant price. Such payments can be made in shares, cash or a combination at the discretion of the administering committee. No options were granted with SARs in 1996.

                AMOCO CORPORATION AND SUBSIDIARIES

     Option plan transactions in 1996, 1995 and 1994 are summarized in the following table:

                            1996                1995              1994

                               Average            Average            Average
                      Shares   Exercise   Shares  Exercise  Shares   Exercise
                       (000)    Price      (000)   Price     (000)    Price
Outstanding at
  Jan. 1 ...........  12,666   $52.50     11,595  $49.91    10,559   $48.30
    Granted ........   2,792   $73.21      2,282  $62.69     2,295   $55.07
    Exercised ......  (1,218)  $47.69       (921) $45.70      (684)  $41.76
    Surrendered
    or terminated ..    (186)  $64.75       (214) $56.80      (454)  $55.66
    Canceled upon
    exercise of SARs    (121)  $35.58        (76) $33.88      (121)  $31.54
Outstanding at
  Dec. 31 ..........  13,933   $57.06     12,666  $52.50    11,595   $49.91

      Options exercisable at December 31, 1996, 1995 and 1994 were 10,153,687; 9,440,725; and 7,537,234; respectively. Of the total options outstanding on December 31, 1996, 149,000 were with SARs.

      In 1996, Amoco adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this Statement, the Corporation retained its existing method of accounting for stock compensation. Pro forma net income and earnings per share effects of applying the provisions of this Statement were immaterial.

      The following table summarizes information about the options outstanding at December 31, 1996:

                           Outstanding               Exercisable
                           Average
                          Remaining     Average           Average
Range of         Shares  Contractual    Exercise  Shares  Exercise
Exercise Prices   (000)  Life (years)    Price     (000)  Price
$ 37 - 44         2,843      3.3         $ 42      2,843   $ 42
$ 52 - 56         4,569      5.2         $ 54      4,569   $ 54
$ 57 - 66         3,786      7.3         $ 60      2,742   $ 59
$ 67 - 75         2,735      9.2         $ 73         --   $ --

                AMOCO CORPORATION AND SUBSIDIARIES

     The Corporation's restricted stock grant plans provide for the awarding of shares of Corporation common stock up to 5 million shares to selected employees of Amoco and its participating subsidiaries and outside directors. Shares issued under the plans may not be sold or otherwise transferred for a minimum period as established at the time of the grant. The shares generally are subject to forfeiture if the recipient's employment terminates during the specified period unless such termination is due to death, total disability or involuntary retirement. Shares issued have dividend and voting rights identical to other outstanding shares of the Corporation's common stock. During 1996, 99,250 shares were issued under the current plans. No restricted shares may be issued under the current plan after December 31, 2001.

Note 17.  Employee Incentive Compensation Programs

       Management incentive compensation plans approved by shareholders provide for the granting of awards to key managerial employees and executives of the Corporation and certain subsidiaries. Amounts charged against earnings in anticipation of awards to be made later were $21 million in 1996, $16 million in 1995, and $15 million in 1994. Awards made in 1996, 1995 and 1994 amounted to $18 million, $20 million and $21 million, respectively.

      The  Amoco  Performance Share Plan allocates Amoco  stock  to eligible employees when the Corporation's total return to shareholders, based on the average return for three years, meets or exceeds the average return achieved by a select group of competitors. No contributions were made on behalf of employees in 1996 and 1995. The return on Amoco stock was above the competitor average in 1994. As a result, employees earned stock equal to 3.5 percent of compensation. The amount charged to expense in 1994 was $59 million.

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

                AMOCO CORPORATION AND SUBSIDIARIES

      The funded status of the plans as of December 31 for 1996 and 1995 was as follows:

                                          Plans for which
                                         Assets    Benefits
                                         Exceed     Exceed
                                        Benefits    Assets
                                        (millions of dollars)
1996
Fair value of plan assets, principally
equity and fixed-income securities ...  $  2,910   $    --
Actuarial present value of benefit
obligations:
  Accumulated benefit obligation* ....     2,785       125
  Additional benefits based on
  estimated future salary levels .....       517        31
  Projected benefit obligation ("PBO")     3,302       156
Plan assets under PBO ................      (392)     (156)
Unrecognized net (gains) losses
at transition ........................       (47)       18
Other unrecognized net losses ........       396        59
Unrecognized prior service cost ......        61       (19)
Minimum pension liability adjustment .        --       (39)
Net pension cost prepaid (accrued) ...  $     18   $  (137)

1995
Fair value of plan assets, principally
equity and fixed-income securities ...  $    383   $ 2,218
Actuarial present value of benefit
obligations:
  Accumulated benefit obligation* ....       318     2,452
  Additional benefits based on
  estimated future salary levels .....        48       501
  Projected benefit obligation ("PBO")       366     2,953
Plan assets over (under) PBO .........        17      (735)
Unrecognized net gains at transition .       (13)      (21)
Other unrecognized net losses ........        25       602
Unrecognized prior service cost ......         8        39
Minimum pension liability adjustment .        --      (132)
Net pension cost prepaid (accrued) ...  $     37   $  (247)

* Accumulated benefits totaling $311 million and $308 million were non-vested at December 31, 1996 and 1995, respectively.

                AMOCO CORPORATION AND SUBSIDIARIES

     The actuarial assumptions used for the Corporation's principal pension plans for 1996 and 1995 were as follows:

                                                 1996   1995

Discount rate for service and interest cost .. 7.0% 8.5% Discount rate for the projected benefit
  obligation .................................   7.0%   7.0%
Rate of compensation increase for the
  projected benefit obligation ...............   5.0%   5.0%
Long-term rate of return on assets ...........  10.0%  10.0%

      The components of net pension cost for the past three years were as follows:

                                  1996     1995    1994
                                   (millions of dollars)
Service cost--benefits earned
during the period .............  $ 121    $  98   $ 113
Interest cost on projected
benefit obligation ............    236      242     221

Actual (gain) loss on assets ..   (446)    (492)     53
Unrecognized gain (loss) ......    186      217    (311)
Recognized gain on assets .....   (260)    (275)   (258)
Settlement/curtailment loss ...      4        2      21
Amortization of unrecognized
amounts .......................     29       12      22
Net pension cost ..............  $ 130    $  79   $ 119

      Most employees are also eligible to participate in defined contribution plans by contributing a portion of their compensation. The Corporation matches contributions up to specified percentages of each employee's compensation. Matching contributions charged to income were $80 million in 1996, $83 million in 1995 and $99 million in 1994.

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

                AMOCO CORPORATION AND SUBSIDIARIES

      The status of the Corporation's unfunded plans as of December 31 for 1996 and 1995 was as follows:

                                              1996      1995
                                               (millions of
                                                 dollars)
Accumulated benefit obligation
  Retirees ..............................  $   642   $   655
  Fully eligible active plan participants      216       157
  Other active plan participants ........      281       370
  Total .................................    1,139     1,182
Unrecognized net gains ..................      213       106
Unrecognized prior service gains ........      191       235
Accrued postretirement benefit cost .....  $ 1,543   $ 1,523

     The actuarial assumptions used for the Corporation's principal postretirement benefit plans for 1996 and 1995 were as follows:

                                                      1996    1995
Discount rate for service and interest cost ........  7.0%    8.5%
Discount rate for the accumulated benefit obligation 7.0% 7.0% Rate of compensation increase for the accumulated
benefit obligation .................................  5.0%    5.0%
Assumed current year health care cost trend rate
     --retirees under 65 ...........................  9.4%   10.3%
     --Medicare eligible retirees ..................  7.5%    8.0%
Assumed ultimate trend rate ........................  5.0%    5.0%
Year ultimate health care cost rate will be achieved 2002 2002 Effect of 1% increase in health care cost trend rates (millions)
     --annual aggregate service and interest costs . $  15   $  12
     --accumulated postretirement benefit obligation $ 120   $ 119

      The components of net postretirement benefit costs for the past three years were as follows:

                                    1996     1995     1994
                                    (millions of dollars)
Service cost--benefits earned
during the period ..............  $   30   $   26   $   34
Interest cost on accumulated
benefit obligation .............      81       86       89
Amortization and other .........     (39)     (36)     (33)
Net postretirement benefit cost   $   72   $   76   $   90

                AMOCO CORPORATION AND SUBSIDIARIES

Note 20.  Litigation

      The Internal Revenue Service ("IRS") has challenged the application of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1992. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to 1980 through 1982. The Corporation filed a petition in the U.S. Tax Court contesting the IRS statutory Notice of Deficiency. Trial on the matter was held in April 1995, and a decision was rendered by the U.S. Tax Court in March 1996, in Amoco's favor. The IRS has appealed the Tax Court's decision to the U.S. Court of Appeals for the Seventh Circuit. A comparable adjustment of foreign tax credits for each year has been proposed for the years 1983 through 1992 based upon subsequent IRS audits. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. Consequently, this dispute is not expected to have a material adverse effect on liquidity, results of operations, or the consolidated financial position of the Corporation.

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

                AMOCO CORPORATION AND SUBSIDIARIES

Note 22.  Summarized Financial Data

      The Corporation's principal subsidiary, Amoco Company, is the holding company for substantially all petroleum and chemical operating subsidiaries except Amoco Canada and selected other activities. Amoco guarantees the outstanding public debt obligations of Amoco Company.

      Summarized financial data for Amoco Company are presented as follows:

                                     1996     1995     1994
                                   (millions of dollars)
For the years ended December 31:
  Revenues (including excise
  taxes) .......................  $32,629  $28,339  $27,841
  Operating profit .............  $ 3,735  $ 2,783  $ 2,470
  Net income ...................  $ 2,402  $ 1,798  $ 1,878
At December 31:
  Current assets ...............  $ 6,361  $ 5,303  $ 5,399
  Total assets .................  $29,208  $26,326  $24,549
  Current liabilities ..........  $ 4,926  $ 4,578  $ 4,142
  Long-term debt - affiliates ..  $ 4,731  $ 4,608  $ 4,104
                 - other .......  $ 2,190  $ 2,177  $ 2,086
  Deferred credits .............  $ 4,524  $ 4,397  $ 4,584
  Minority interest ............  $   131  $   110  $     5
  Shareholder's equity .........  $12,630  $10,456  $ 9,628

      Annual maturities of long-term debt during the next five years, including the portion classified as current, are $55 million in 1997, $128 million in 1998, $80 million in 1999, $122 million in 2000 and $205 million in 2001.

       Amoco   Canada  is  a  wholly  owned  subsidiary  of   Amoco
Corporation.   Amoco  and  Amoco Company guarantee  the  notes  and
debentures of Amoco Canada.

                AMOCO CORPORATION AND SUBSIDIARIES

      Summarized financial data for Amoco Canada are presented as follows:

                                      1996      1995      1994
                                       (millions of dollars)
For the years ended December 31:
  Revenues .....................   $ 4,598   $ 3,619   $ 3,256
  Net income (loss) ............   $   307   $  (205)  $    82

At December 31:
  Current assets ...............   $ 1,615   $ 1,252   $ 1,354
  Total assets .................   $ 4,412   $ 4,493   $ 4,613
  Current liabilities ..........   $ 1,110   $ 2,494   $ 1,976
  Non-current liabilities ......   $ 3,377   $ 2,381   $ 2,815
  Shareholder's deficit ........   $   (75)  $  (382)  $  (178)

     There are no scheduled maturities of long-term debt during the next five years.

     Amoco Argentina Oil Company ("Amoco Argentina") is an indirect wholly owned subsidiary of Amoco. Amoco and Amoco Company guarantee the outstanding public debt obligations of Amoco Argentina.

     Summarized financial data for Amoco Argentina are presented as follows:

                                     1996    1995     1994
                                     (millions of dollars)
For the years ended December 31:
  Revenues .....................    $ 336   $ 258    $ 189
  Net income ...................    $ 127   $  88    $  76

At December 31:
  Current assets ...............    $ 251   $  73    $  97
  Total assets .................    $ 613   $ 389    $ 349
  Current liabilities ..........    $  87   $  49    $  58
  Non-current liabilities ......    $ 237   $ 113    $ 100
  Shareholder's equity .........    $ 289   $ 227    $ 191

     There are no scheduled maturities of long-term debt during the next five years.

                AMOCO CORPORATION AND SUBSIDIARIES

Note 23.  Segment and Geographic Data

      The Corporation operates worldwide in the petroleum and chemical industries, in several industry segments. Petroleum operations include exploration and production ("E&P") and petroleum products segments. The E&P segment is engaged in exploring for, developing and producing crude oil and natural gas; and extraction, transportation and marketing of natural gas and natural gas liquids ("NGL"). The petroleum products segment is responsible for refining operations, marketing of all petroleum products, the transportation of crude oil and petroleum products, and associated supply and trading activities, primarily in the United States. The chemical segment manufactures and sells various petroleum-based chemical products. Corporate and other operations include net interest and general corporate expenses, and the results of investments in technology companies, real estate interests and other activities.

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

          Statement of Information by Industry Segment


(millions of dollars)                Petroleum Operations
                                   Exploration
                                       and        Petroleum    Chemical
                                   Production     Products    Operations
Year 1996
Revenues other than intersegment
sales ...........................  $     9,396    $  20,767   $    5,698
Intersegment sales ..............        4,223        1,603           71
  Total revenues ................  $    13,619    $  22,370   $    5,769
Operating profit ................  $     3,063    $     479   $      924
Equity in earnings of others ....           (1)          32          112
General corporate amounts .......
Interest expense ................
Income taxes ....................       (1,101)        (160)        (301)
  Net income ....................  $     1,961    $     351   $      735
Depreciation and related charges   $     1,491    $     432   $      261
Capital expenditures ............  $     2,452    $     452   $      985
Identifiable assets .............  $    16,940    $   6,422   $    6,215
Equity investments and related
advances ........................  $        71    $      82   $      565


                                   Corporate
                                      and
                                     Other
                                   Operations     Consolidated*
Year 1996
Revenues other than intersegment
sales ...........................  $       44     $     36,112
Intersegment sales ..............          --               --
  Total revenues ................  $       44     $     36,112
Operating profit ................  $       (5)    $      4,461
Equity in earnings of others ....           1              144
General corporate amounts .......        (448)            (448)
Interest expense ................        (192)            (192)
Income taxes ....................         431           (1,131)
  Net income ....................  $     (213)    $      2,834
Depreciation and related charges   $       87     $      2,271
Capital expenditures ............  $      116     $      4,005
Identifiable assets .............  $    2,513     $     31,358
Equity investments and related
advances ........................  $       24              742
  Total assets ..................                 $     32,100

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

            Statement of Information by Geographic Area



                           United
(millions of dollars)      States  Canada   Europe

Year 1996
Revenues other than
intergeographic sales .   $27,936  $3,472   $1,916
Intergeographic sales .     1,200   1,040      172
  Total revenues ......   $29,136  $4,512   $2,088
Operating profit ......   $ 2,876  $  563   $  280
Net income ............   $ 2,094  $  378   $  126
Capital expenditures ..   $ 2,219  $  390   $  636
Identifiable assets ...   $20,319  $3,622   $3,101
Equity investments
and related advances ..   $    85  $   --   $    2
Equity in earnings
of others .............   $    32  $   --   $    1

                                            Consol-
                                   Cor-     idated
                           Other   porate     (*)

Year 1996
Revenues other than
intergeographic sales .   $2,583            $36,112
Intergeographic sales .      470                 --
  Total revenues ......   $3,053            $36,112
Operating profit ......   $  742            $ 4,461
Net income ............   $  444   $ (208)  $ 2,834
Capital expenditures ..   $  690   $   70   $ 4,005
Identifiable assets ...   $3,612   $1,901   $31,358
Equity investments
and related advances ..   $  655                742
  Total assets ........                     $32,100
Equity in earnings
of others .............   $  111            $   144

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

                AMOCO CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTAL INFORMATION


1.  Quarterly Results and Stock Market Data
                                                  Net       Cash
                                         Net     Income   Dividends
                             Operating  Income    Per        Per
                  Revenues    Profit     (1)     Share      Share
                   (millions of dollars except per-share amounts)
1996
First quarter ..  $  8,214   $   1,092  $  728   $ 1.47   $     .65
Second quarter .     8,765         989     600     1.20         .65
Third quarter ..     9,018       1,019     635     1.28         .65
Fourth quarter .    10,115       1,361     871     1.74         .65

1995
First quarter ..  $  7,564   $     797  $  523   $ 1.05   $     .60
Second quarter .     7,713         881     533     1.08         .60
Third quarter ..     7,638         922     599     1.21         .60
Fourth quarter .     8,089         279     207      .42         .60

                      Common Stock
                     Price Ranges
                  (2)
                     High         Low
1996
First quarter ..  $  74 1/8    $  67 1/2
Second quarter .     75 1/8       69 1/2
Third quarter ..     72 5/8       65
Fourth quarter .     83 1/2       70 1/4

1995
First quarter ..  $  64 1/4    $  56 3/8
Second quarter .     69 3/4       61 3/8
Third quarter ..     69 1/4       62 1/2
Fourth quarter .     72 5/8       63 1/8

(1) Fourth-quarter 1996 earnings included a gain of $90 million related to a reduction in LIFO inventory levels. Third-quarter 1996 earnings included a gain on the sale of Amoco's polystyrene foam products business of $97 million. Gains of $56 million on certain Canadian asset dispositions benefited first-quarter 1996 results. Fourth-quarter 1995 earnings included charges of $380 million related to impairment of long-lived assets and a gain of $83 million on the sale of Amoco Motor Club.

(2) The common stock price range is that on the New York Stock Exchange. Amoco's common stock is also traded on the Chicago, Pacific, Toronto and Swiss stock exchanges.

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

Results of Operations for Oil and Gas Producing Activities

                              United                            World-
(millions of dollars)         States Canada   Europe    Other    wide
1996
Oil and gas production
revenues:
  From consolidated
  subsidiaries .............  $3,075 $  369   $    3   $1,146   $4,593
  From unaffiliated entities     719    346      817      853    2,735
Other revenues .............     111     86       83       97      377
  Total revenues ...........   3,905    801      903    2,096    7,705
Production costs:
  Taxes other than income ..     261     15       33      170      479
  Other production costs ...     760    235      256      414    1,665
Exploration expenses .......     142     68      141      265      616
Depreciation, depletion and
  amortization expense .....     682    190      164      351    1,387
Other related costs ........     459     43       64      130      696
  Total costs ..............   2,304    551      658    1,330    4,843
Operating profit ...........   1,601    250      245      766    2,862
Income tax expense .........     398     54      127      433    1,012
  Results of operations ....  $1,203 $  196   $  118   $  333   $1,850

1995
Oil and gas production
revenues:
  From consolidated
  subsidiaries .............  $2,223 $  331   $   --   $  908   $3,462
  From unaffiliated entities     512    274      719      717    2,222
Other revenues .............     155    100      102       92      449
  Total revenues ...........   2,890    705      821    1,717    6,133
Production costs:
  Taxes other than income ..     179     13       25      112      329
  Other production costs ...     744    240      233      369    1,586
Exploration expenses .......     152    112      123      223      610
Depreciation, depletion and
  amortization expense .....     973    350      197      337    1,857
Other related costs ........     321     73       85      117      596
  Total costs ..............   2,369    788      663    1,158    4,978
Operating profit ...........     521    (83)     158      559    1,155
Income tax expense .........      15    (37)      70      314      362
  Results of operations ....  $  506 $  (46)  $   88   $  245   $  793

Results   of  Operations  for  Oil  and  Gas  Producing  Activities
(continued)

                              United                           World-
(millions of dollars)         States Canada  Europe    Other    wide
1994
Oil and gas production
revenues:
  From consolidated
  subsidiaries .............  $2,497 $  323  $    2   $  877   $3,699
  From unaffiliated entities     460    412     668      603    2,143
Other revenues .............     263    186     100       69      618
  Total revenues ...........   3,220    921     770    1,549    6,460
Production costs:
  Taxes other than income ..     242     17      21       65      345
  Other production costs ...     788    265     278      401    1,732
Exploration expenses .......     113    117     178      225      633
Depreciation, depletion and
  amortization expense .....     629    261     215      340    1,445
Other related costs ........     412     27     130      151      720
  Total costs ..............   2,184    687     822    1,182    4,875
Operating profit ...........   1,036    234     (52)     367    1,585
Income tax expense .........     188    113      11      290      602
  Results of operations ....  $  848 $  121  $  (63)  $   77   $  983

      Oil and gas production revenues reflect the market prices of net production sold or transferred, with appropriate adjustments for royalties, net profits interest and other contractual provisions. Other revenues in 1994 include the U.S. COET settlement. Taxes other than income include production and severance taxes and property taxes. Other production costs are lifting costs incurred to operate and maintain productive wells and related equipment, including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Also included are operating costs of field natural gas liquids plants. Production costs include related administrative expenses and depreciation applicable to support equipment associated with production activities.

      Exploration expenses include the costs of geological and geophysical activity, carrying and retaining undeveloped properties and drilling exploratory wells determined to be non-productive. Depreciation, depletion and amortization ("DD&A") expense relates to capitalized costs incurred in acquisition, exploration and development activities and does not include depreciation applicable to support equipment. In 1995, DD&A included $355 million and $121 million in the United States and Canada, respectively, related to impairment of long-lived assets. Included in other related costs are significant, non-recurring items and purchases of natural gas for field natural gas liquids plants. Significant, non-recurring items include $102 million for restructuring in 1994.

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

      Summarized below is the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1996, 1995 and 1994.

                             United                               World-
(millions of dollars)        States   Canada   Europe   Other      wide

December 31, 1996
Future cash inflows ....... $65,932  $10,929  $11,546  $21,813  $110,220
Future development and
production costs ..........  15,749    3,665    4,174    7,595    31,183
Future income taxes .......  15,497    2,592    3,035    5,854    26,978
Future net cash flows .....  34,686    4,672    4,337    8,364    52,059
Ten percent annual discount  19,194    2,115    1,759    3,700    26,768
Discounted net cash flows . $15,492  $ 2,557  $ 2,578  $ 4,664  $ 25,291

December 31, 1995
Future cash inflows ....... $33,326  $ 7,534  $ 8,671  $13,359  $ 62,890
Future development and
production costs ..........  15,923    3,759    4,174    5,173    29,029
Future income taxes .......   4,438    1,155    1,841    3,401    10,835
Future net cash flows .....  12,965    2,620    2,656    4,785    23,026
Ten percent annual discount 7,385 1,013 948 1,844 11,190 Discounted net cash flows . $ 5,580 $ 1,607 $ 1,708 $ 2,941 $ 11,836

December 31, 1994
Future cash inflows ....... $33,605  $ 8,135  $ 6,736  $10,951  $ 59,427
Future development and
production costs ..........  16,922    3,686    3,939    4,207    28,754
Future income taxes .......   3,999    1,471      950    2,776     9,196
Future net cash flows .....  12,684    2,978    1,847    3,968    21,477
Ten percent annual discount 7,189 1,324 538 1,435 10,486 Discounted net cash flows . $ 5,495 $ 1,654 $ 1,309 $ 2,533 $ 10,991

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

Statement of Changes in Standardized Measure of Discounted Future Net Cash Flows

      The following table details the changes in the standardized measure of discounted future net cash flows for the three years ended December 31, 1996:

                                             1996      1995      1994
(millions of dollars)
Balance at January 1                      $11,836   $10,991   $10,044
Changes resulting from:
  Sales and transfers of oil and gas
  produced, net of production costs ...    (5,184)   (3,769)   (3,765)
  Net changes in prices, and
  development and production costs ....    17,332       407     1,059
  Current-year expenditures for
  development .........................     2,007     1,707     1,499
  Extensions, discoveries and
  improved recovery, less related costs     3,928     1,922     1,128
  (Sales) purchases of reserves
  in place ............................      (332)      128       (45)
  Revisions of previous quantity
  estimates ...........................       445        56       303
  Accretion of discount ...............     1,735     1,441     1,331
  Net change in income taxes ..........    (7,375)     (833)     (253)
  Other ...............................       899      (214)     (310)
Balance at December 31 ................   $25,291   $11,836   $10,991

      The prices of crude oil and natural gas have fluctuated over the past several years, which effects the computed future cash flows over the period shown. Specifically, the prices of crude oil and natural gas increased significantly towards the end of 1996. Consequently, the standardized measure of discounted future net cash flows, which is based on year-end prices, also increased significantly. Because the price of crude oil and natural gas is likely to remain volatile in the future, price changes can be expected to continue to significantly affect the standardized measure of discounted future net cash flows.

Estimated Proved Reserves

      Net proved reserves of crude oil (including condensate), NGL and natural gas at the beginning and end of 1996, 1995 and 1994, with the detail of changes during those years, are presented below. Reported quantities include reserves in which the Corporation holds an economic interest under production-sharing and other types of operating agreements with foreign governments. The estimates were prepared by Corporation engineers and are based on current technology and economic conditions. The Corporation considers such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of proved production. These estimates include only those amounts considered to be proved reserves and do not include additional amounts that may result from extensions of currently proved areas, or amounts that may result from new discoveries in the future, or from application of secondary or tertiary recovery processes not yet determined to be commercial. Proved developed reserves are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods.

Crude Oil and NGL Reserves

                         United States      Canada         Europe
                         Crude            Crude         Crude
  (millions of barrels)   Oil    NGL       Oil    NGL    Oil     NGL
  Proved reserves:
  December 31, 1993 ...    813   443        225    42     191     15
    Revisions of
    previous estimates     (20)   18         (2)    2       7     (1)
    Improved recovery
    applications ......     16     3          6    --       4     --
    Extensions,
    discoveries and
    other additions ...     48     6         36     2       6      2
    Purchases of
    reserves in place .      5    --          4    --      --     --
    Sales of reserves
    in place ..........     (5)   (1)        (3)   --      (7)    (1)
    Production ........    (71)  (22)(*)    (21)   (5)    (24)    (1)
  December 31, 1994 ...    786   447        245    41     177     14
    Revisions of
    previous estimates       5    12          3     2       5     (2)
    Improved recovery
    applications ......     12     2         41    --      23      2
    Extensions,
    discoveries and
    other additions ...     27     9         50     3      15      1
    Purchases of
    reserves in place .      4     3          1     1      56     --
    Sales of reserves
    in place ..........     (1)   (3)       (22)   (1)     --     --
    Production ........    (66)  (22)(*)    (20)   (5)    (22)    (1)
  December 31, 1995 ...    767   448        298    41     254     14
    Revisions of
    previous estimates      (1)  (19)        (4)    2       2     --
    Improved recovery
    applications ......     25     9         24    --       8      1
    Extensions,
    discoveries and
    other additions ...     12     7         92     1      73     --
    Purchases of
    reserves in place .      3     3         --    --      --     --
    Sales of reserves
    in place ..........     (9)   (4)       (45)   (4)     --     --
    Production ........    (65)  (27)(*)    (18)   (4)    (21)    (1)
  December 31, 1996 ...    732   417        347    36     316     14
  Proved developed
  reserves:
  December 31, 1993 ...    789   396        205    39     154     12
  December 31, 1994 ...    727   404        198    38     150     10
  December 31, 1995 ...    713   409        222    38     143      7
  December 31, 1996 ...    675   376        239    35     138      8

                                          Other      Worldwide
                                          Crude
                                          Oil,     Crude
(millions of barrels)                     NGL       Oil       NGL
Proved reserves:
December 31, 1993 ...................       494    1,714      509
  Revisions of previous estimates ...        27       13       18
  Improved recovery applications ....        30       56        3
  Extensions, discoveries and
  other additions ...................        49      139       10
  Purchases of reserves in place ....        --        9       --
  Sales of reserves in place ........       (22)     (37)      (2)
  Production ........................       (83)    (198)     (29)
December 31, 1994 ...................       495    1,696      509
  Revisions of previous estimates ...        12       25       12
  Improved recovery applications ....        29      105        4
  Extensions, discoveries and
  other additions ...................        54      146       13
  Purchases of reserves in place ....         8       69        4
  Sales of reserves in place ........       (12)     (35)      (4)
  Production ........................       (86)    (192)     (30)
December 31, 1995 ...................       500    1,814      508
  Revisions of previous estimates ...        21       16      (15)
  Improved recovery applications ....        15       72       10
  Extensions, discoveries and
  other additions ...................       114      290        9
  Purchases of reserves in place ....        --        3        3
  Sales of reserves in place ........        --      (54)      (8)
  Production ........................       (89)    (192)     (33)
December 31, 1996 ...................       561    1,949      474

Proved developed reserves:
December 31, 1993 ...................       381    1,521      455
December 31, 1994 ...................       387    1,455      459
December 31, 1995 ...................       386    1,458      460
December 31, 1996 ...................       411    1,458      424

(*)   Excludes   non-leasehold  NGL  production   attributable   to
   processing     plant  ownership  of  approximately  10   million
   barrels for 1994, and 15 million barrels for 1995 and 1996.

Natural Gas Reserves

                              United                             World-
  (billions of cubic feet)    States  Canada   Europe    Other    wide
  Proved reserves:
  December 31, 1993 ......    11,767   2,969    1,266    1,648   17,650
    Revisions of
    previous estimates ...       220      91       14      159      484
    Improved recovery
    applications .........         1       1        2       --        4
    Extensions,
    discoveries and
    other additions ......       555     288      236      778    1,857
    Purchases of
    reserves in place ....       117       7       --       --      124
    Sales of reserves
    in place .............       (39)    (45)      (9)      --      (93)
    Production ...........      (893)   (289)    (121)    (202)  (1,505)
  December 31, 1994 ......    11,728   3,022    1,388    2,383   18,521
    Revisions of
    previous estimates ...      (198)    (25)      11      126      (86)
    Improved recovery
    applications .........       139      11       39      102      291
    Extensions,
    discoveries and
    other additions ......       475     174       72    1,082    1,803
    Purchases of
    reserves in place ....       305      36       --       --      341
    Sales of reserves
    in place .............       (76)    (78)     (26)      --     (180)
    Production ...........      (891)   (302)    (131)    (213)  (1,537)
  December 31, 1995 ......    11,482   2,838    1,353    3,480   19,153
    Revisions of
    previous estimates ...      (796)    (55)      38      129     (684)
    Improved recovery
    applications .........       214      12        9       --      235
    Extensions,
    discoveries and
    other additions ......       378      79        3    2,871    3,331
    Purchases of
    reserves in place ....       300      21       --       --      321
    Sales of reserves
    in place .............      (154)   (259)      --      (20)    (433)
    Production ...........      (918)   (293)    (143)    (223)  (1,577)
  December 31, 1996 ......    10,506   2,343    1,260    6,237   20,346

  Proved developed reserves:
  December 31, 1993 ......    11,019   2,556    1,062      618   15,255
  December 31, 1994 ......    10,829   2,643    1,028    1,038   15,538
  December 31, 1995 ......    10,443   2,559    1,017    1,422   15,441
  December 31, 1996 ......     9,304   2,156      961    1,745   14,166

Capitalized Costs

      The following table summarizes capitalized costs for oil  and
gas   exploration  and  production  activities,  and  the   related
accumulated depreciation, depletion and amortization.

                             United                           World-
(millions of dollars)        States  Canada  Europe   Other    wide

December 31, 1996
Unproved properties:
  Gross assets ............ $   370  $  232  $   98  $  303  $ 1,003
  Accumulated amortization       97     104       6       7      214
    Net assets ............     273     128      92     296      789
Proved properties:
  Gross assets ............  15,448   3,364   3,207   6,728   28,747
  Accumulated depreciation,
  depletion, etc. .........   8,927   1,809   1,767   5,045   17,548
    Net assets ............   6,521   1,555   1,440   1,683   11,199
Support equipment and
facilities:
  Gross assets ............     369      88     171     325      953
  Accumulated depreciation      163      55      79     238      535
    Net assets ............     206      33      92      87      418
Net capitalized costs ..... $ 7,000  $1,716  $1,624  $2,066  $12,406

December 31, 1995
Unproved properties:
  Gross assets ............ $   358  $  226  $  140  $  256  $   980
  Accumulated amortization       99      99      14      --      212
    Net assets ............     259     127     126     256      768
Proved properties:
  Gross assets ............  15,313   3,872   2,897   6,189   28,271
  Accumulated depreciation,
  depletion, etc. .........   8,938   2,133   1,612   4,746   17,429
    Net assets ............   6,375   1,739   1,285   1,443   10,842
Support equipment and
facilities:
  Gross assets ............     461      59     144     338    1,002
  Accumulated depreciation      255      37      72     220      584
    Net assets ............     206      22      72     118      418
Net capitalized costs ..... $ 6,840  $1,888  $1,483  $1,817  $12,028

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

                      United                         World-
(millions of dollars) States  Canada Europe  Other    wide

1996
Property acquisition:
  Proved ............ $  113  $   23 $   --  $  10  $   146
  Unproved ..........     67      20     --     54      141
Exploration .........    313      77    174    369      933
Development .........    833     327    436    411    2,007
     Total .......... $1,326  $  447 $  610  $ 844  $ 3,227

1995
Property acquisition:
  Proved ............ $  176  $    6 $   --  $  --  $   182
  Unproved ..........     74      33     --     28      135
Exploration .........    262     124    179    409      974
Development .........    769     288    344    306    1,707
     Total .......... $1,281  $  451 $  523  $ 743  $ 2,998

1994
Property acquisition:
  Proved ............ $   52  $   11 $    9  $   1  $    73
  Unproved ..........     50      51      3      2      106
Exploration .........    245     116    185    291      837
Development .........    614     246    193    446    1,499
     Total .......... $  961  $  424 $  390  $ 740  $ 2,515

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.


                         Part III


Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors is incorporated by reference to pages 3-10 of Amoco's Proxy Statement dated March 10, 1997. Also, see heading "Executive Officers of the Registrant" of this Form 10-K.

Item 11.  Executive Compensation

      The information required by this item is incorporated by reference to pages 11-18 of Amoco's Proxy Statement dated March 10, 1997. Information related to the Board Compensation and Organization Committee Report on Executive Compensation and the Cumulative Total Shareholder Return Five-Year Comparison graph are identified separately therein and are not incorporated herein.

Item  12.   Security  Ownership of Certain  Beneficial  Owners  and
Management

      The information required by this item is incorporated by reference to pages 3, 10, 11, 12 and 13 of Amoco's Proxy Statement dated March 10, 1997.

Item 13.  Certain Relationships and Related Transactions

     During 1996, the Corporation and its subsidiaries had purchase and sale transactions with unaffiliated companies of which certain of the Corporation's non-employee directors or director nominees were executive officers or directors. Such transactions were made in the ordinary course of business at competitive prices and terms and are not considered material.

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

        3.  Exhibits

        See "Index to Exhibits."

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 21st day of March, 1997.

                                   AMOCO CORPORATION
                                   (Registrant)


                                   JOHN L. CARL
                                   John L. Carl
                                   Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 1997.

         Signatures                           Titles



H. L. FULLER*                    Chairman of the Board and Director
H. L. Fuller                     (Principal Executive Officer)


W. G. LOWRIE*                    President and Director
W. G. Lowrie


JOHN L. CARL*                    Executive Vice President and Chief
John L. Carl                     Financial Officer
                                 (Principal Financial Officer)


JUDITH G. BOYNTON*               Vice President and Controller
Judith G. Boynton                (Principal Accounting Officer)


DONALD R. BEALL*                 Director
Donald R. Beall


RUTH BLOCK*                      Director
Ruth Block


JOHN H. BRYAN*                   Director
John H. Bryan

         Signatures                           Titles


ERROLL B. DAVIS, JR.*            Director
Erroll B. Davis Jr.


RICHARD FERRIS*                  Director
Richard Ferris


F. A. MALJERS*                   Director
F. A. Maljers


ROBERT H. MALOTT*                Director
Robert  H. Malott


ARTHUR C. MARTINEZ*              Director
Arthur C. Martinez


WALTER E. MASSEY*                Director
Walter E. Massey


MARTHA R. SEGER*                 Director
Martha R. Seger


THEODORE M. SOLSO*               Director
Theodore M. Solso


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

                                                        SCHEDULE II

                         AMOCO CORPORATION


               VALUATION AND QUALIFYING ACCOUNTS(1)

                  For the Year Ended December 31,
                       (millions of dollars)

                                   Additions
                     Balance   Charged
                       at      to costs  Charged    Deduc-  Balance
                    beginning    and     to other   tions   at end
    Description      of year   expenses  accounts    (2)    of year
1996
Allowance for
doubtful notes and
accounts receivable      $ 16     $   4      $ --     $  3     $ 17

1995
Allowance for
doubtful notes and
accounts receivable        23         7        --       14       16

1994
Allowance for
doubtful notes and
accounts receivable        65        27        --       69       23




(1)Reserves were deducted from the assets to which they apply in the Consolidated Statement of Financial Position.

(2)Accounts written off less recoveries and other adjustments.

                         AMOCO CORPORATION

                         INDEX TO EXHIBITS

Exhibit
Number                          Exhibit

3(a) The Amended Articles of Incorporation of the registrant are incorporated by reference to Exhibit
          3(a) to the registrants's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1985.

3(b) By-laws of the registrant are incorporated by reference to Exhibit 3(b) to the registrants's
          Annual Report on Form 10-K for the year ended
          December 31, 1995.

4 The registrant will provide to the Securities and Exchange Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries.

9         None.

10(a)     The 1981 Management Incentive Program of Amoco
          Corporation and its Participating Subsidiaries, as amended through November 29, 1983, is incorporated by reference to Exhibit 10(a) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1983.

10(b)     Employment arrangements between the registrant
          and Enrique J. Sosa.
            --Employment Agreement dated November 22, 1995;     *
            --Letter Agreement amending Employment              *
              Agreement dated October 28, 1996;
            --Restricted Stock Agreement under the 1991         *
              Incentive Program of Amoco Corporation and
              its Participating Subsidiaries, dated
              October 2, 1995;
            --Stock Option Agreement under the 1991             *
              Incentive Program of Amoco Corporation and
              its Participating Subsidiaries, dated
              March 26, 1996;
            --Stock Option Agreement under the 1991             *
              Incentive Program of Amoco Corporation and
              its Participating Subsidiaries, dated
              October 2, 1995;
            --Deferred Sign-On Bonus Agreement, dated           *
              September 25, 1995.

*Included herein.

10(c) The 1986 Management Incentive Program of Amoco Corporation and its Participating Subsidiaries, as amended through April 25, 1989, is incorporated by reference to Exhibit 10(c) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1989. Amendments to the 1986 Management Incentive Program are incorporated by reference to pages 9-16 Amoco's Proxy Statement dated March 15, 1991.

10(d)     Amendments to the 1981 Management Incentive
          Program are incorporated by reference to pages 22-37 of Amoco's Proxy Statement dated
          March 14, 1986.

10(e)     The 1991 Incentive Program of Amoco Corporation          *
          and its Participating Subsidiaries, as amended and restated effective November 1, 1996.

10(f) Restricted Stock Plan for Non-Employee Directors and Retainer Stock Plan for Non-Employee
          Directors are incorporated by reference to pages 20 through 26 of the registrant's Proxy
          Statement dated March 16, 1989.

10(g) Amoco Employee Savings Plan as amended and restated, effective November 29, 1994, is incorporated by reference to Exhibit 10(g) to the registrant's Form S-8 Registration
          Statement filed March 14, 1995 (No. 33-58063).

10(h) Deferral and Restoration Plans are incorporated by reference to Exhibit 10(h) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
            --Performance Unit Deferral Plan and Form of
              Performance Unit Plan Payout Deferral Election;
            --ERISA Retirement Restoration Plan of Amoco
              Corporation and Participating Companies; and
            --Deferral Retirement Restoration Plan of Amoco
              Corporation and Participating Companies.

10(i)     Amoco Fabrics and Fibers Company Hourly 401(k)           *
          Savings Plan ("AFFC Hourly Plan") as amended and restated, effective January 1, 1996 is incorporated by reference to Exhibit 10(i) of the registrants's Annual Report on Form 10-K for the year ended December 31, 1995.
          Amendments to the AFFC Hourly Plan effective
          November 1, 1996 are included herein.

* Included herein.

10(j)     Amoco Fabrics and Fibers Company Salaried 401(k)         *
          Savings Plan, effective January 1, 1996, and amendments to such plan effective November 1, 1996 are included herein.

10(k)     Deferral and Restoration Plans included herein.
            --Amoco Performance Share Restoration Plan,            *
              amended and restated effective as of
              January 1, 1997;
            --Deferral Savings Restoration Plan of Amoco           *
              Corporation and Participating Companies,
              amended and restated as of November 1, 1996;
            --ERISA Savings Restoration Plan of Amoco              *
              Corporation and Participating Companies,
              amended and restated as of November 1, 1996;
            --Amoco Corporation Directors' Deferred Fee            *
              Plan, as amended and restated effective
              November 1, 1996; and
            --Amoco Corporation Bonus Deferral Plan for            *
              1991 Incentive Program, as amended and
              restated effective November 1, 1996.

11        None Required.

12        Statement Setting Forth Computation of Ratio of          *
          Earnings to Fixed Charges for the five years ended
          December 31, 1996.

13        None.

16        None.

18        None.

21        Subsidiaries of the registrant                           *

22        None.

23        Consent of Price Waterhouse LLP.                         *

24        Powers of Attorney not included herein are               *
          incorporated by reference to Exhibit 24 to the registrants's Annual Report on Form 10-K for the period ended December 31, 1995.

27        Financial Data Schedule for the year ended               *
          December 31, 1996.

28        None.

*Included herein.