Form 10-Q
period 1997-03-31
AMOCO CORP
filed 1997-05-13
CIK 93397

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1997 or

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

Number of shares outstanding as of March 31, 1997--494,162,176

                   PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statement of Income
(millions of dollars)

                                               Three Months Ended
                                                   March 31,
                                                  1997      1996
Revenues:
  Sales and other operating revenues.........  $ 8,076   $ 7,277
  Consumer excise taxes......................      815       819
  Other income...............................      102       118
    Total revenues...........................    8,993     8,214

Cost and Expenses:
  Purchased crude oil, natural gas,
    petroleum products and merchandise.......    4,458     3,875
  Operating expenses.........................    1,220     1,083
  Petroleum exploration expenses,
    including exploratory dry holes..........      156       120
  Selling and administrative expenses........      532       535
  Taxes other than income taxes..............    1,045     1,027
  Depreciation, depletion, amortization,
    and retirements and abandonments.........      562       538
  Interest expense...........................       78        60
    Total costs and expenses.................    8,051     7,238

Income before income taxes...................      942       976

Income taxes.................................      268       248

Net income...................................  $   674   $   728

Weighted average number of shares of common
  stock outstanding (in thousands)...........  495,287   496,677

Per Share Data (Based on weighted
  average shares outstanding):

Net income...................................  $  1.36   $  1.47

Cash dividends per share.....................  $   .70   $   .65

Consolidated Statement of Financial Position
(millions of dollars)
                                                March 31,  Dec. 31,
                    ASSETS                        1997       1996
Current assets:
  Cash......................................... $    300   $    186
  Marketable securities -- at cost (all
corporate
    except $141 at December 31, 1996 which
    represent state and municipal securities).. 1,027 1,135 Accounts and notes receivable (less allowances of $17 at both March 31, 1997,
    and December 31, 1996).....................    3,520      3,942
  Inventories
    Crude oil and products.....................      946        795
    Materials and supplies.....................      277        274
  Prepaid expenses and income taxes............      742        731
    Total current assets.......................    6,812      7,063
Investments and Other Assets:
  Investments and related advances.............      855        796
  Long-term receivables and other assets.......      779        841
                                                   1,634      1,637
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of
  $27,537 at March 31, 1997, and $27,111 at
  December 31, 1996 (The successful efforts
  method of accounting is followed for costs
  incurred in oil and gas producing activities)   23,339     23,400
    Total assets............................... $ 31,785   $ 32,100

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..... $    326   $    151
  Short-term obligations.......................    1,027        821
  Accounts payable.............................    2,588      3,196
  Accrued liabilities..........................      938        908
  Taxes payable (including income taxes).......      921      1,063
    Total current liabilities..................    5,800      6,139

Long-term obligations:
  Debt.........................................    4,014      4,153
  Capitalized leases...........................       83         76
                                                   4,097      4,229
Deferred Credits and Other Non-Current Liabilities:
  Income taxes.................................    3,033      2,850
  Other........................................    2,351      2,345
                                                   5,384      5,195
Minority Interest..............................      128        129

Shareholders' Equity:
  Common stock (authorized 800,000,000 shares;
    issued and outstanding at March 31, 1997
    --494,162,176; December 31, 1996
    --497,275,364 shares)......................    2,626      2,646
  Earnings retained and invested in the
    business...................................   13,882     13,806
  Pension liability adjustment.................      (25)       (25)
  Foreign currency translation adjustment......     (107)       (19)
                                                  16,376     16,408
    Total liabilities and shareholders' equity. $ 31,785   $ 32,100

Consolidated Statement of Cash Flows
(millions of dollars)
                                                Three Months Ended
                                                     March 31,
                                                  1997       1996
Cash Flows from Operating Activities:
  Net income................................... $   674   $   728
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments.........     562       538
    Decrease in receivables....................     431        18
    Increase in inventories....................    (154)      (24)
    Decrease in payables and accrued
      liabilities..............................    (726)     (381)
    Deferred taxes and other items.............     133       (98)
    Net cash provided by operating activities..     920       781

Cash Flows from Investing Activities:
  Capital expenditures.........................    (831)     (784)
  Proceeds from dispositions of properties
    and other assets...........................     265       248
  Net investments, advances and business
    acquisitions...............................     (48)     (702)
  Proceeds from sales of investments...........      34       100
  Other........................................       5        (1)
    Net cash used in investing activities......    (575)   (1,139)

Cash Flows from Financing Activities:
  New long-term obligations....................     130        17
  Repayment of long-term obligations...........     (56)     (269)
  Cash dividends paid..........................    (345)     (312)
  Issuances of common stock....................      57        19
  Acquisitions of common stock.................    (331)        -
  Increase in short-term obligations...........     206       247
    Net cash used in financing activities......    (339)     (298)

Increase (decrease) in Cash and Marketable
  Securities...................................       6      (656)
Cash and Marketable Securities-
  Beginning of Period..........................   1,321     1,394
Cash and Marketable Securities-End of Period...   1,327   $   738

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


Item 2. Management's Discussion and Analysis

Results of Operations

Net income for the first quarter of 1997 amounted to $674 million, or $1.36 per share. Net income for the first quarter of 1996 amounted to $672 million, or $1.36 per share, excluding gains of $56 million in the first quarter of 1996 on certain Canadian asset dispositions.

The slight increase in earnings for the first quarter of 1997 reflected continued strong exploration and production ("E&P") earnings, primarily attributable to higher energy prices. Petroleum products earnings declined as a result of higher refining maintenance costs and lower throughput. Chemical earnings declined reflecting lower margins compared with high prior-year levels.

Sales and other operating revenues totaled $8.1 billion for the first quarter of 1997, 11 percent higher than the $7.3 billion reported in the corresponding 1996 period. Natural gas, crude oil and refined products revenues increased 28 percent, 19 percent and 7 percent, respectively, primarily reflecting higher prices.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $4.5 billion for the first three months of 1997, 15 percent higher than 1996's first three months. The increase was primarily attributable to higher crude oil purchase prices.

Operating expenses of $1.2 billion increased 13 percent over first-quarter 1996, reflecting higher refining maintenance expenses and an increase in U.S. production costs. Exploration costs of $156 million increased 31 percent over the first-quarter of 1996, mainly due to higher dry hole costs overseas.

For the 12 months ended March 31, 1997, return on average shareholders' equity was 17.6 percent compared with 13.8 percent for the 12 months ended March 31, 1996. Return on average capital employed was 13.4 percent for the 12-month period ended March 31, 1997, compared with 11.0 percent for the corresponding prior-year period.

Results by Industry Segment

As previously announced, Amoco changed the basis upon which operations are grouped for the purpose of business segment reporting to maintain alignment with changes made in its internal structure. Canadian supply and marketing operations for crude oil, sulfur and natural gas liquids are now included in the Petroleum Products segment. Previously, those businesses were reported in the E&P segment. Segment earnings for 1996 have been restated to conform to the new basis.

                                     Three Months Ended
                                          March 31,
(millions of dollars)                  1997      1996
Exploration and Production
  United States....................  $  365    $  281
  Canada...........................      81        90
  Overseas.........................     127       121
  Subtotal.........................     573       492
Petroleum Products.................      28        62
Chemicals..........................     147       240
Corporate and Other Operations*....     (74)      (66)
  Net Income.......................  $  674    $  728


* Corporate and other operations include net interest and general corporate  expenses  as well as the results  of  investments  in
 technology   companies,   real  estate   interests   and   other
 activities.


Operating Statistics
                                     Three Months Ended
                                         March 31,
                                      1997      1996
Net Production of Natural Gas
(million cubic feet per day)
  United States....................   2,381     2,584
  Canada...........................     771       846
  Overseas.........................   1,047     1,079
    Total..........................   4,199     4,509

Net Production of Crude Oil and NGL
(thousand barrels per day)
  United States--crude oil.........     170       183
               --NGL...............     116       107
  Canada--crude oil................      50        53
        --NGL......................      10        11
  Overseas.........................     308       290
    Total..........................     654       644
Operating Statistics (continued)
                                     Three Months Ended
                                         March 31,
                                      1997      1996
U.S. Refined Product Sales
(thousand barrels per day)
  Gasoline.........................     585       611
  Distillates......................     329       367
  Other products...................     157       148
    Total..........................   1,071     1,126

Input to U.S. Crude Units
(thousand barrels per day).........     877       913

Refinery Utilization Rate..........     87%       90%


Exploration and Production - U. S.

U.S. E&P operations earned $365 million in the first three months of 1997 compared with $281 million for the similar 1996 period. The increase primarily resulted from higher energy prices, which more than offset lower production reflecting normal field declines and dispositions.

Amoco's first-quarter U.S. natural gas prices averaged approximately $2.50 per thousand cubic feet ("mcf"), over $.70 per mcf above the first quarter of 1996. Amoco's average crude oil prices increased about $3.40 per barrel and averaged almost $20.90 per barrel for the quarter.

Altura Energy Ltd. ("Altura") began operations March 1, 1997. Altura, a limited partnership formed by Amoco and Shell Oil Company, combined the two companies' E&P assets in the Permian Basin area of west Texas and southeast New Mexico. Amoco has a 64 percent interest.

Exploration and Production - Canada

Canadian operations earned $81 million in the first quarter of 1997 compared with restated 1996 first-quarter earnings of $34 million, excluding gains of $56 million on the sale of assets.
The gain on asset dispositions included the sale of Amoco's remaining investment in Crestar Energy Inc. The operating earnings improvement resulted primarily from higher energy prices and lower exploration expenses, partially offset by lower production due to property dispositions and natural field declines.

Amoco's Canadian natural gas prices averaged $1.80 per mcf for the quarter, about 65 cents higher than 1996's first quarter. Canadian crude oil prices averaged $17.00 per barrel for the first quarter of 1996, 16 percent higher than the prior-year first quarter average.

Exploration and Production - Overseas

Overseas E&P operations earned $127 million for the first three months of 1997 compared with $121 million earned in the first quarter of 1996. Favorably affecting 1997 earnings were higher crude oil production and prices compared with 1996. Partly offsetting were higher exploration expenses and lower natural gas production.

Petroleum Products

Petroleum Products activities earned $28 million for the first three months of 1997, compared with restated earnings of $62 million for the comparable 1996 period. The 1996 earnings, previously reported as $18 million, were restated to include Canadian supply and marketing operations for crude oil, sulfur and natural gas liquids.

The decline in first-quarter 1997 earnings resulted from higher refining maintenance costs and lower throughput, reflecting planned turnaround at Amoco's largest refineries. First-quarter 1997 earnings from Canadian supply and marketing operations increased compared with the first quarter of 1996.

Chemicals

Chemical earnings of $147 million for the first quarter of 1997 compared with $240 million for the similar 1996 period. The decline in first-quarter earnings primarily reflected reduced paraxylene and purified terephthalic acid (PTA) margins from high prior-year levels. Favorably affecting earnings were higher olefins margins and increased sales volumes for most product lines. Sales volumes for both PTA and paraxylene increased over 35 percent, in part reflecting Amoco's recent capacity additions.

Corporate and Other Operations

Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities. Corporate and other operations incurred net expenses of $74 million for the first three months of 1997, compared with net expenses after tax of $66 million in the corresponding 1996 period.

Outlook

The Corporation and the oil industry will continue to be affected by the volatility of crude oil and natural gas prices. Also, affecting chemicals and petroleum products activities is the overall industry product supply and demand balance. Amoco's future performance is expected to continue to be impacted by ongoing cost reduction programs; the divestment of marginal properties and underperforming assets; application of new technologies; and new governmental regulations.

Amoco's exploration efforts will continue to target those areas that offer the most potential. Amoco will pursue areas that capitalize on its natural gas resources and continue to expand internationally. Amoco's worldwide barrel-oil-equivalent production is expected to increase from 1996 levels by 25 percent over the next five years, with the largest increases expected to occur in the later years. Production in 1997 is expected to increase slightly, with incremental production anticipated from the Gulf of Mexico, and production from Venezuela, Colombia and Bolivia.

In the petroleum products sector, Amoco does not anticipate a significant improvement in U.S. industry refining margins in the near term. Amoco will continue to pursue additional cost reduction programs and improved asset utilization. Amoco's marketing strategy will continue to emphasize brand product quality and growth in its position as a convenience retailer. Strategic alliances with such companies as McDonald's Corporation and Femsa in Mexico are expected to be expanded.

In the chemical sector, Amoco's overall strategy is to manage its portfolio to optimize the quality of its businesses through acquisitions, divestments and selectively investing in local market growth for existing businesses. While current industry excess PTA capacity is putting downside pressure on margins, long-term worldwide growth is expected to be 8 percent. PTA expansions are scheduled to be completed over the next two years at wholly owned facilities in South Carolina and Belgium, and joint-venture plants in China and Indonesia. PX long-term annual growth is expected to be 6 percent. A PX joint-venture plant in Singapore began commercial production in early 1997. In addition, Amoco announced plans to build a $250 million (Canadian) alpha olefins plant in Alberta, Canada, with initial production capacity of 550 million pounds per year.


Liquidity and Capital Resources

Cash flows from operating activities for the first three months of 1997 amounted to $920 million compared with $781 million in the prior-year period. Working capital of $1,012 million at March 31, 1997 compared with $924 million at December 31, 1996. The Corporation's current ratio was 1.17 to 1 at March 31, 1997, compared with 1.15 to 1 at year-end 1996. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

Amoco's debt totaled $5.4 billion at March 31, 1997 and $5.1 billion at year-end 1996. Debt as a percentage of debt-plus-equity was 24.5 percent at March 31, 1997, and 23.6 percent at year-end 1996. Amoco Corporation guarantees the public debt obligations of Amoco Company. Amoco Corporation and Amoco Company guarantee the public notes and debentures of Amoco Canada Petroleum Company Ltd. ("Amoco Canada") and Amoco Argentina Oil Company ("Amoco Argentina").

Cash  dividends  paid in the first quarter of 1997  totaled  $345 million. The quarterly dividend was raised to 70 cents per share for the first quarter of 1997, an increase of 5 cents per share, or eight percent, over the previous rate.

Through  March 1997, 3.2 million shares of Amoco's  common  stock were  repurchased at a cost of $275 million as  part  of  the  $2 billion, two-year common stock repurchase program.

The Corporation believes its strong financial position will permit the financing of business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At March 31, 1997, bank lines of credit available to support commercial paper borrowings amounted to $500 million, all of which were supported by commitment fees.

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

Capital and exploration expenditures for the first three months of 1997 totaled $987 million compared with $904 million for the similar 1996 period. Approximately 79 percent of the 1997 expenditures was spent in E&P operations. Amoco previously announced a 1997 capital and exploration spending program of $4.1 billion, compared with 1996 spending of $4.6 billion. The 1997 capital spending program excludes $307 million for pre-funding in April 1997 expenditures relating to the operatorship and 50 percent ownership in a Bolivian oil and gas company, Empresa Petrolera Chaco.

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


"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995.

Statements in this report that are not historical facts, including statements under the heading of "Outlook" and other statements about industry and company growth, estimates of expenditures and savings, and other trend projections are forward looking statements. The statements are based on current expectations and involve risk and uncertainties. Actual future results or trends may differ materially depending on a variety of factors. These include specific factors identified in the discussion accompanying such forward looking statements, industry product supply and pricing, political stability and economic growth in relevant areas of the world, the Company's successful execution of its internal performance plans, successful partnering, actions of competitors, natural disasters and other changes to business conditions.


                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1992 in Part I, Item 3 of Amoco's 1996 Form 10-K.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on April 22,
1997.

(b)  Not applicable

(c) Four persons nominated by the Board of Directors were elected directors. Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees listed in the proxy statement. Results of the election were as follows: Erroll B. Davis, Jr., shares for 421,919,642, shares withheld 2,435,553; H. Laurance Fuller, shares for 421,718,928, shares withheld 2,636,267; Martha R. Seger, shares for 421,839,169, shares withheld 2,516,026; Theodore M. Solso, shares for 422,036,228, shares withheld 2,318,967; Abstentions for the nominees as a group totaled 2,636,267. With respect to the concurrence in the appointment of Price Waterhouse LLP to serve as independent accountants for Amoco and its subsidiaries for the fiscal year 1997 the results were as follows: shares for 422,292,286, shares against 1,020,881 and abstentions 1,042,028.

(d)  Not applicable

Item 5.  Other Information

Shown below is summarized financial data of Amoco's wholly
owned subsidiary, Amoco Company.
                                               Three Months
                                                  Ended
                                                March 31,
                                             1997        1996
                                           (millions of dollars)
Total revenues (including excise taxes)...  $ 8,074     $ 7,404
Net income................................  $   556     $   598

                                           March 31,   Dec. 31,
                                             1997        1996
Current assets............................  $ 6,894     $ 6,361
Total assets..............................  $29,809     $29,208
Current liabilities.......................  $ 5,100     $ 4,926
Long-term debt - affiliates...............  $ 4,645     $ 4,731
               - other....................  $ 2,076     $ 2,190
Deferred credits..........................  $ 4,643     $ 4,524
Minority interest.........................  $   131     $   131
Shareholder's equity......................  $13,131     $12,630



Shown below is summarized financial data of Amoco's wholly
owned subsidiary, Amoco Canada.
                                               Three Months
                                                  Ended
                                                March 31,
                                             1997        1996
                                           (millions of dollars)
Revenues..................................  $ 1,350     $ 1,033
Net income................................  $   141     $    93

                                           March 31,   Dec. 31,
                                             1997        1996
Current assets............................  $ 1,487     $ 1,615
Total assets..............................  $ 4,300     $ 4,412
Current liabilities.......................  $   836     $ 1,110
Non-current liabilities...................  $ 3,398     $ 3,377
Shareholder's equity (deficit)............  $    66     $   (75)



Shown below is summarized financial data of Amoco's indirectly wholly owned subsidiary, Amoco Argentina.
                                               Three Months
                                                  Ended
                                                March 31,
                                             1997        1996
                                           (millions of dollars)
Revenues..................................  $    85     $    75
Net income................................  $    32     $    27

                                           March 31,   Dec. 31,
                                             1997        1996
Current assets............................  $   322     $   251
Total assets..............................  $   699     $   613
Current liabilities.......................  $    96     $    87
Non-current liabilities...................  $   282     $   237
Shareholder's equity......................  $   321     $   289



Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits

     Exhibit
     Number
     12      Statement Setting Forth Computation of
             Ratio of Earnings to Fixed Charges.

     27      Financial Data Schedule.

(b) A current report on Form 8-K dated April 14, 1997, was filed to restate segment earnings for the years 1996, 1995 and 1994, and quarterly segment earnings for 1996 and 1995. The Corporation changed the basis upon which operations are grouped for the purpose of business segment reporting to maintain alignment with changes made in its internal structure. Beginning with the first quarter of 1997, Canadian supply and marketing operations for crude oil, sulfur and natural gas liquids are included in the Petroleum Products segment. Previously, those businesses were reported in the E&P segment.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Amoco Corporation
                                    (Registrant)


Date: May 13, 1997

                                   Judith G. Boynton
                                   Judith G. Boynton
                                   Vice President and Controller
                                   (Duly Authorized and Chief
                                    Accounting Officer)