Form 10-Q
period 1997-06-30
AMOCO CORP
filed 1997-08-13
CIK 93397

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1997 or

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

Number of shares outstanding as of June 30, 1997--490,814,896

                   PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statement of Income
(millions of dollars)
                                 Three Months       Six Months
                                    Ended             Ended
                                    June 30,          June 30,

                                  1997    1996     1997      1996
Revenues:
  Sales and other operating
    revenues.................  $ 7,664 $ 7,831  $15,740   $15,108
  Consumer excise taxes......      868     844    1,683     1,663
  Other income...............       92      90      194       208
   Total revenues ..........     8,624   8,765   17,617    16,979

Costs and Expenses:
  Purchased crude oil,
    natural gas, petroleum
    products and merchandise.    4,215   4,399    8,673     8,274
  Operating expenses.........    1,210   1,207    2,430     2,290
  Petroleum exploration
    expenses, including
    exploratory dry holes....      129     131      285       251
  Selling and administrative
    expenses.................      475     588    1,007     1,123
  Taxes other than income
    taxes....................    1,060   1,040    2,105     2,067
  Depreciation, depletion,
    amortization, and retire-
    ments and abandonments...      530     553    1,092     1,091
  Interest expense...........       94      45      172       105
    Total costs and expenses.    7,713   7,963   15,764    15,201

Income before income taxes...      911     802    1,853     1,778

Income taxes.................      289     202      557       450

Net income...................  $   622 $   600  $ 1,296   $ 1,328

Weighted average number of
  shares of common stock
  outstanding (in thousands).  492,179 497,071  493,733   496,874

Per Share Data (Based on weighted
  average shares outstanding):

Net income...................  $  1.26 $  1.20  $  2.62   $  2.67

Cash dividends per share.....  $   .70 $   .65  $  1.40   $  1.30

Consolidated Statement of Financial Position
(millions of dollars)
                                                June 30,   Dec. 31,
                    ASSETS                        1997       1996
Current assets:
  Cash......................................... $    318   $    186
  Marketable securities -- at cost (all
corporate
    except $10 at June 30, 1997, and $141 at
    December 31, 1996 which represent
    state and municipal securities)............      562      1,135
  Accounts and notes receivable (less
    allowances of $18 at June 30, 1997, and $17
    at December 31, 1996)......................    3,588      3,942
  Inventories
    Crude oil and products.....................      952        795
    Materials and supplies.....................      280        274
  Prepaid expenses and income taxes............      848        731
    Total current assets.......................    6,548      7,063
Investments and Other Assets:
  Investments and related advances.............      929        796
  Long-term receivables and other assets.......    1,241        841
                                                   2,170      1,637
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of
  $27,722 at June 30, 1997, and $27,111 at
  December 31, 1996 (The successful efforts
  method of accounting is followed for costs
  incurred in oil and gas producing activities)   23,948     23,400
    Total assets............................... $ 32,666   $ 32,100

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..... $    161   $    151
  Short-term obligations.......................    1,110        821
  Accounts payable.............................    2,767      3,196
  Accrued liabilities..........................      973        908
  Taxes payable (including income taxes).......    1,016      1,063
    Total current liabilities..................    6,027      6,139

Long-term obligations:
  Debt.........................................    4,455      4,153
  Capitalized leases...........................       89         76
                                                   4,544      4,229
Deferred Credits and Other Non-Current Liabilities:
  Income taxes.................................    3,085      2,850
  Other........................................    2,224      2,345
                                                   5,309      5,195
Minority Interest..............................      441        129

Shareholders' Equity:
  Common stock (authorized 800,000,000 shares;
    issued and outstanding at June 30, 1997
    --490,814,896; December 31, 1996
    --497,275,364 shares)......................    2,598      2,646
  Earnings retained and invested in the
    business...................................   13,866     13,806
  Pension liability adjustment.................      (25)       (25)
  Foreign currency translation adjustment......      (94)       (19)
                                                  16,345     16,408
    Total liabilities and shareholders' equity. $ 32,666   $ 32,100

Consolidated Statement of Cash Flows
(millions of dollars)
                                                Six Months Ended
                                                     June 30,
                                                  1997      1996
Cash Flows from Operating Activities:
  Net income.................................. $ 1,296    $ 1,328
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments........   1,092      1,091
    Decrease in receivables...................     399         48
    Increase in inventories...................    (154)      (138)
    Decrease in payables and accrued
      liabilities.............................    (475)      (292)
    Deferred taxes and other items............     (55)      (267)
    Net cash provided by operating activities.   2,103      1,770

Cash Flows from Investing Activities:
  Capital expenditures........................  (1,619)    (1,707)
  Proceeds from dispositions of property
    and other assets..........................     274        286
  Net investments, advances and business
    acquisitions..............................    (470)      (600)
  Proceeds from sales of investments..........      11        100
  Other.......................................       -         19
    Net cash used in investing activities.....  (1,804)    (1,902)

Cash Flows from Financing Activities:
  New long-term obligations...................     337         82
  Repayment of long-term obligations..........     (83)      (317)
  Cash dividends paid.........................    (694)      (635)
  Issuance of common stock...................       69         34
  Acquisitions of common stock................    (658)         -
  Increase in short-term obligations..........     289        406
    Net cash used in financing activities.....    (740)      (430)

Decrease in Cash and Marketable Securities....    (441)      (562)
Cash and Marketable Securities-
  Beginning of Period.........................   1,321      1,394
Cash and Marketable Securities-End of Period.. $   880    $   832

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


Item 2. Management's Discussion and Analysis

Results of Operations

Net income for the second quarter of 1997 amounted to $622 million, or $1.26 per share compared with second-quarter 1996 earnings of $600 million. The increase in earnings reflected higher refining margins and increased volumes in petroleum products and most chemical product lines. Partially offsetting were lower worldwide crude oil prices and lower North American crude oil and natural gas production.

Net income for the first six months of 1997 totaled $1,296 million or $2.62 per share. Net income for the first six months of 1996 amounted to $1,272 million, excluding first-quarter 1996 gains of $56 million after tax on certain Canadian asset dispositions. Favorably affecting 1997 earnings were higher exploration and production ("E&P") results, primarily due to higher energy prices earlier in the year, and improved petroleum products operations. Offsetting were lower chemical earnings compared to 1996, mainly as a result of lower paraxylene margins.

Sales and other operating revenues for the second quarter of 1997 totaled $7.7 billion, slightly lower than the corresponding 1996 period. For the first six months of 1997 revenues increased four percent compared to the similar period in 1996, reflecting higher prices for natural gas, crude oil and refined products.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $4.2 billion for the second quarter of 1997, four percent lower than 1996's second quarter. The decrease was primarily attributable to lower crude oil purchase prices and volumes. Year-to-date purchases in 1997 were higher than the 1996 six-month period primarily due to higher refined products volumes.

Second-quarter 1997 operating expenses were about the same as the second quarter of 1996. Operating expenses for the first six months were six percent above the prior-year period, reflecting higher refining maintenance expenses in the first quarter and higher U.S. production costs. For the first six months of 1997, exploration expenses increased 14 percent over the similar period in 1996, mainly due to higher dry hole costs overseas.

Selling and administrative expenses totaled $475 million and $1,007 million for the second quarter and first six months of 1997, compared with $588 million and $1,123 million for the respective 1996 periods. Reflected in the second quarter 1997 results were favorable before-tax currency effects of $9 million compared with unfavorable before-tax currency effects of $19 million in the second quarter of 1996.

Interest expense increased $49 million and $67 million for the second quarter and first six months of 1997, respectively.
Included in the second quarter of 1996 was lower interest expense on tax obligations.

For the 12 months ended June 30, 1997, return on average shareholders' equity was 17.6 percent compared with 14.2 percent for the 12 months ended June 30, 1996. Return on average capital employed was 13.4 percent for the 12-month period ended June 30, 1997, compared with 11.1 percent for the corresponding prior-year period.

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

                                 Three Months     Six Months
                                    Ended            Ended
                                    June 30,        June 30,

(millions of dollars)           1997    1996      1997     1996
Exploration and Production
  United States..............  $ 209   $ 234    $  574   $  515
  Canada.....................     22      26       103      116
  Overseas...................     67      85       194      206
  Subtotal...................    298     345       871      837
Petroleum Products...........    185     119       213      181
Chemicals....................    185     173       332      413
Corporate and Other
   Operations*...............    (46)    (37)     (120)    (103)
  Net Income.................  $ 622   $ 600    $1,296   $1,328


* Corporate and other operations include net interest and general corporate  expenses  as well as the results  of  investments  in
 technology   companies,   real  estate   interests   and   other
 activities.

Operating Statistics
                               Three Months      Six Months
                                    Ended          Ended
                                   June 30,       June 30,
                                1997    1996     1997    1996
Net   Production  of  Natural
Gas(million  cubic  feet  per
day)
  United States............    2,415    2,559   2,399    2,572
  Canada...................      727      815     749      830
  Overseas.................      962      931   1,006    1,006
   Total..................     4,104    4,305   4,154    4,408

Net   Production  of  Crude  Oil  and
NGL(thousand barrels per day)
  United States--crude oil.      164      180     167      182
               --NGL.......      110      114     115      111
  Canada--crude oil........       52       46      51       49
        --NGL..............       10       12      10       12
  Overseas.................      295      310     301      301
   Total..................       631      662     644      655

U.S. Refined Product Sales
(thousand barrels per day)
  Gasoline.................      684      628     635      620
  Distillates..............      332      366     331      366
  Other products...........      202      217     179      182
   Total..................     1,218    1,211   1,145    1,168

Input to U.S. Crude Units
(thousand barrels per day)       961      977     919      945

Refinery Utilization Rate        95%      97%     91%      94%


Exploration and Production - U. S.

U.S. E&P operations earned $209 million during the second quarter of 1997 compared with $234 million for the similar 1996 period. The decrease primarily resulted from lower crude oil prices and lower crude oil and natural gas production. Partly offsetting were lower exploration expenses and higher natural gas prices.

Earnings  of $574 million for first six months of 1997  increased
11 percent over the comparable 1996 period, primarily reflecting higher natural gas prices offset by lower production due to normal field declines and dispositions.

Amoco's second-quarter U.S. natural gas prices averaged approximately $1.70 per thousand cubic feet ("mcf"), an increase of three percent over the comparable period of 1996. Amoco's average U.S. crude oil prices of about $17.60 per barrel declined $1.90 per barrel from the second quarter of 1996.

For the first half of 1997, Amoco's U.S. natural gas prices averaged about $2.05 per mcf, about a 35 cent increase over the prior-year period. Amoco's U.S. crude oil prices averaged almost $19.20 per barrel during the first six months of 1997, a four percent increase over the comparable 1996 period.

Exploration and Production - Canada

Canadian operations earned $22 million in the second quarter of 1997 compared with restated 1996 second-quarter earnings of $26 million. The slight decrease in 1997 earnings primarily reflected lower crude oil prices and lower natural gas production, which more than offset lower exploration expenses and higher natural gas prices.

Earnings for the first half of 1997 totaled $103 million compared with six-month restated 1996 earnings of $60 million, excluding gains of $56 million on the sale of assets. The operating earnings improvement resulted primarily from higher natural gas prices and lower exploration expenses, partially offset by lower production due to property dispositions and natural field declines.

Amoco's Canadian natural gas prices averaged $1.15 per mcf for the quarter, about 10 cents higher than the second quarter of 1996. For the first six months, Canadian natural gas prices increased 35 percent over the comparable 1996 period to average about $1.50 per mcf. Canadian crude oil prices averaged $14.00 per barrel for the second quarter of 1997, 27 percent below the prior-year second quarter average, reflecting the increase in lower-priced heavy oil production. For the first half of 1997, Canadian crude oil prices averaged about $15.40 per barrel, an eight percent decrease from the 1996 level.

Exploration and Production - Overseas

Overseas E&P operations earned $67 million in the second quarter of 1997 compared with $85 million in the second quarter of 1996. The decline was primarily due to lower crude oil prices and higher exploration expenses. For the first six months of 1997, overseas E&P operations earned $194 million, a decline of $12 million from the comparable prior-year period. The decrease mainly reflected higher exploration expenses, which more than offset favorable currency effects and increased energy prices.

Second-quarter 1997 natural gas production increased due to incremental production in Bolivia. Crude oil production for the second quarter of 1997 declined as incremental production from Bolivia and Venezuela more than offset declines elsewhere. On an energy equivalent basis, year-to-date 1997 production was the same as the year-earlier period.

Petroleum Products

Petroleum Products activities earned $185 million for the second quarter compared with restated earnings of $119 million in the second quarter of 1996. The 1996 earnings were restated to reflect the transfer of Canadian supply and marketing operations for crude oil, sulfur and natural gas liquids to the petroleum products segment. The increase in second-quarter 1997 earnings primarily resulted from stronger U.S. refined product margins and favorable product mix. Second-quarter 1997 earnings from Canadian supply and marketing operations declined from the second quarter of 1996, reflecting lower natural gas liquids ("NGL") margins.

Earnings for the first half of 1997 totaled $213 million, an increase of 18 percent over the comparable period in 1996. The increase reflects higher U.S. refined product margins and favorable product mix. Partly offsetting were higher refining maintenance costs and lower throughput experienced in the first quarter of 1997, reflecting planned turnaround at Amoco's largest refineries. Earnings for Canadian supply and marketing operations for the first six months of 1997 were about the same as the year-earlier period.


Chemicals

Chemical earnings of $185 million for the second quarter of 1997 compared with $173 million for the similar 1996 period. The increase in earnings primarily reflected increased productive capacity, strengthening worldwide sales volumes for most product lines and higher olefins margins, which more than offset lower paraxylene margins.

For the first six months of 1997 earnings totaled $332 million compared with $413 million for the same period in 1996. The decline in earnings resulted from lower paraxylene and purified terephthalic acid ("PTA") margins partly offset by increased sales volumes and higher olefins margins.

Corporate and Other Operations

Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities. Corporate and other operations incurred net expenses of $46 million and $120 million for the second quarter and first half of 1997, respectively, compared with net expenses after tax of $37 million and $103 million in the corresponding 1996 periods.

Outlook

The Corporation and the petroleum industry will continue to be affected by the volatility of crude oil and natural gas prices. Also affecting chemicals and petroleum products activities is the overall industry product supply and demand balance. Amoco's future performance is expected to continue to be impacted by ongoing cost reduction programs; the divestment of non-strategic assets; application of new technologies; and new governmental regulations.

Amoco will pursue areas that capitalize on its natural gas resources and continue to expand internationally. As announced in June, Amoco plans to divest a number of its oil and gas properties and royalty interests in the United States as part of a major refocusing of its U.S. exploration and production business. The properties account for about 10 percent of U.S. net production. The proceeds from the divestments will be used to fund growth opportunities in and outside North America and for general corporate purposes.

Amoco's worldwide barrel-oil-equivalent production is expected to increase from 1996 levels by 25 percent over the next five years, with the largest increases expected to occur in the later years. Production in 1997 is expected to decrease slightly from year-end 1996, with incremental production from the Gulf of Mexico, and production from Venezuela, Colombia and Bolivia, being offset by normal field declines and dispositions.

In petroleum products, Amoco does not anticipate a significant improvement in U.S. industry refining margins in the near term. Amoco will continue to pursue additional cost reduction programs and improved asset utilization. Amoco's marketing strategy will continue to emphasize brand product quality and growth in its position as a convenience retailer. Strategic alliances with such companies as McDonald's Corporation and Femsa in Mexico are expected to continue.

In chemicals, Amoco's overall strategy is to manage its portfolio to optimize the quality of its businesses through acquisitions and divestments, and selectively invest in local market growth for existing businesses. While current industry excess PTA capacity is putting downside pressure on margins, long-term worldwide growth is expected to be eight percent. Paraxylene ("PX") long-term annual growth is expected to be seven percent. In order to meet expected growth in PTA and PX, Amoco is expanding its wholly owned and joint-ventures operations.


Liquidity and Capital Resources

Cash flows from operating activities for the first six months of 1997 amounted to $2,103 million compared with $1,770 million in the prior-year period. Working capital of $521 million at June 30, 1997 compared with $924 million at December 31, 1996. The Corporation's current ratio was 1.09 to 1 at June 30, 1997, compared with 1.15 to 1 at year-end 1996. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

Long-term receivables and other assets at June 30, 1997 included $280 million in restricted cash and investments committed to the operatorship of a Bolivian oil and gas company, Empresa Petrolera Chaco. Amoco completed the agreement for operatorship and 50 percent ownership of Empresa Petrolera Chaco in April 1997.

Amoco's debt totaled $5.7 billion at June 30, 1997 and $5.1 billion at year-end 1996. Debt as a percentage of debt-plus-equity was 25.4 percent at June 30, 1997, and 23.6 percent at year-end 1996. Amoco Corporation guarantees the public debt obligations of Amoco Company. Amoco Corporation and Amoco Company guarantee the public notes and debentures of Amoco Canada Petroleum Company Ltd. ("Amoco Canada") and Amoco Argentina Oil Company ("Amoco Argentina").

For the first six months of 1997, 6.9 million shares of Amoco's common stock, in excess of amounts needed for benefit plan purposes, were repurchased at a cost of $602 million as part of the $2 billion, two-year common stock repurchase program.

The Corporation believes its strong financial position will permit the financing of business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At June 30, 1997, bank lines of credit available to support commercial paper borrowings amounted to $500 million, all of which were supported by commitment fees.

The Corporation also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities and other business needs. In early August 1997, Amoco Company issued $300 million in 10-year, 6.5% guaranteed notes from a $500 million Securities and Exchange Commission ("SEC") shelf registration statement.

Capital and exploration expenditures for the first six months of 1997 totaled $1,904 million. Excluded from this amount were expenditures related to Empresa Petrolera Chaco. Capital and exploration expenditures for the first six months of 1996 amounted to $1,958 million, excluding the purchase of Albemarle Corporation's alpha-olefins, poly alpha-olefins and synthetic alcohol businesses.

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

"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995.

Statements in this report that are not historical facts, including statements under the heading of "Outlook" and other statements about industry and company growth, estimates of expenditures and savings, and other trend projections are forward looking statements. The statements are based on current expectations and involve risk and uncertainties. Actual future results or trends may differ materially depending on a variety of factors. These include specific factors identified in the discussion accompanying such forward looking statements, industry product supply and pricing, political stability and economic growth in relevant areas of the world, Amoco's successful execution of its internal performance plans, successful partnering, actions of competitors, natural disasters and other changes to business conditions.


                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1992 in Part I, Item 3 of Amoco's 1996 Form 10-K.

Twelve proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7.5 million.

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

                            Three Months       Six Months
                                Ended            Ended
                               June 30,         June 30,
                           1997     1996     1997      1996
                               (millions of dollars)
Total revenues(including
excise taxes)...........  $7,826   $8,026  $15,900   $15,430
Net income..............  $  546   $  510  $ 1,102   $ 1,108

                                 June 30,    Dec. 31,
                                   1997        1996
                                 (millions of dollars)
Current assets.................  $ 6,896     $ 6,361
Total assets...................  $30,995     $29,208
Current liabilities............  $ 4,972     $ 4,926
Long-term debt-affiliates......  $ 4,803     $ 4,731
              -other...........  $ 2,519     $ 2,190
Deferred credits...............  $ 4,646     $ 4,524
Minority interest..............  $   427     $   131
Shareholder's equity...........  $13,539     $12,630



Shown below is summarized financial information for Amoco's wholly owned subsidiary, Amoco Canada.

                            Three Months        Six Months
                                Ended             Ended
                               June 30,          June 30,
                           1997     1996     1997      1996
                                 (millions of dollars)

Revenues................  $1,057   $1,008   $2,407    $2,041
Net income(loss)........  $   (4)  $   54   $  137    $  147


                                 June 30,    Dec. 31,
                                    1997        1996
                                 (millions of dollars)
Current assets.................. $ 1,528     $ 1,615
Total assets.................... $ 4,233     $ 4,412
Current liabilities............. $   782     $ 1,110
Non-current liabilities......... $ 3,389     $ 3,377
Shareholder's equity(deficit)... $    62     $   (75)


Shown below is summarized financial information for Amoco's indirectly wholly owned subsidiary, Amoco
Argentina.

                         Three Months    Six Months
                            Ended          Ended
                           June 30,        June 30,
                          1997   1996    1997   1996
                              (millions of dollars)
Revenues................  $ 68   $ 79   $153   $154
Net income..............  $ 24   $ 29   $ 56   $ 56


                                  June 30,     Dec. 31,
                                    1997         1996
                                  (millions of dollars)
Current assets .................    $ 61         $251
Total assets....................    $458         $613
Current liabilities.............    $106         $ 87
Non-current liabilities.........    $280         $237
Shareholder's equity ...........    $ 72         $289


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


Date: August 13, 1997

                                   Judith G. Boynton
                                   Judith G. Boynton
                                   Vice President and Controller
                                   (Duly Authorized and Chief
                                    Accounting Officer)