Form 10-Q
period 1997-09-30
AMOCO CORP
filed 1997-11-13
CIK 93397

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1997 or

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

Number of shares outstanding as of September 30, 1997--486,937,192

                   PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements
Consolidated Statement of Income
(millions of dollars)
                                  Three Months        Nine Months
                                      Ended              Ended
                                  September 30,      September 30,
                                  1997      1996     1997     1996
Revenues:
  Sales and other operating
    revenues................... $ 7,984   $ 7,910  $23,724  $23,018
  Consumer excise taxes........     894       869    2,577    2,532
  Other income.................     105       239      299      447
    Total revenues ............   8,983     9,018   26,600   25,997

Costs and Expenses:
  Purchased crude oil,
    natural gas, petroleum
    products and merchandise...   4,471     4,582   13,144   12,856
  Operating expenses...........   1,219     1,165    3,649    3,455
  Petroleum exploration
    expenses, including
    exploratory dry holes......     132       165      417      416
  Selling and administrative
    expenses...................     555       488    1,562    1,611
  Taxes other than income taxes   1,058     1,088    3,163    3,155
  Depreciation, depletion,
    amortization, and retire-
    ments and abandonments.....     570       583    1,662    1,674
  Interest expense.............      97        59      269      164
    Total costs and expenses...   8,102     8,130   23,866   23,331

Income before income taxes.....     881       888    2,734    2,666

Income taxes...................     246       253      803      703

Net income..................... $   635   $   635  $ 1,931  $ 1,963

Weighted average number of
  shares of common stock
  outstanding (in thousands)... 488,253   497,203  491,906  496,984

Per Share Data (Based on weighted
  average shares outstanding):

Net income..................... $  1.30   $  1.28  $  3.92  $  3.95

Cash dividends per share....... $   .70   $   .65  $  2.10  $  1.95

Consolidated Statement of Financial Position
(millions of dollars)
                                                Sept. 30,  Dec. 31,
                    ASSETS                        1997       1996
Current Assets:
  Cash......................................... $    186   $    186
  Marketable securities -- at cost (all
    corporate except $52 at September 30, 1997,
    and $141 at December 31, 1996 which
    represent state and municipal securities).. 839 1,135 Accounts and notes receivable (less allowances of $17 at September 30, 1997,
    and $17 at December 31, 1996)..............    3,777      3,942
  Inventories
    Crude oil and products.....................      992        795
    Materials and supplies.....................      274        274
  Prepaid expenses, income taxes and other.....      969        731
    Total current assets.......................    7,037      7,063
Investments and Other Assets:
  Investments and related advances.............      900        796
  Long-term receivables and other assets.......    1,013        841
                                                   1,913      1,637
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of
  $27,931 at September 30, 1997, and $27,111
  at December 31, 1996 (The successful efforts
  method of accounting is followed for costs
  incurred in oil and gas producing activities)   23,914     23,400
    Total assets............................... $ 32,864   $ 32,100

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term obligations..... $    170   $    151
  Short-term obligations.......................    1,079        821
  Accounts payable.............................    2,662      3,196
  Accrued liabilities..........................      923        908
  Taxes payable (including income taxes).......    1,067      1,063
    Total current liabilities..................    5,901      6,139

Long-term Obligations:
  Debt.........................................    4,843      4,153
  Capitalized leases...........................       89         76
                                                   4,932      4,229
Deferred Credits and Other Non-Current Liabilities:
  Income taxes.................................    3,061      2,850
  Other........................................    2,290      2,345
                                                   5,351      5,195
Minority Interest..............................      432        129

Shareholders' Equity:
  Common stock (authorized 800,000,000 shares;
    issued and outstanding at September 30,
    1997--486,937,192; December 31, 1996
    --497,275,364 shares)......................    2,584      2,646
  Earnings retained and invested in the
    business...................................   13,805     13,806
  Pension liability adjustment.................      (25)       (25)
  Foreign currency translation adjustment......     (116)       (19)
                                                  16,248     16,408
    Total liabilities and shareholders' equity. $ 32,864   $ 32,100

Consolidated Statement of Cash Flows
(millions of dollars)
                                                Nine Months Ended
                                                  September 30,
                                                 1997      1996
Cash Flows from Operating Activities:
  Net income.................................. $ 1,931   $ 1,963
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments........   1,662     1,674
    Decrease (increase) in receivables........     172      (140)
    Increase in inventories...................    (200)     (111)
    Decrease in payables and accrued
      liabilities.............................    (583)     (181)
    Deferred taxes and other items............     116      (371)
    Net cash provided by operating activities.   3,098     2,834

Cash Flows from Investing Activities:
  Capital expenditures........................  (2,335)   (2,663)
  Proceeds from dispositions of property
    and other assets..........................     450       705
  Net investments, advances and business
    acquisitions..............................    (507)     (642)
  Proceeds from sales of investments..........      20       110
  Other.......................................      54        15
    Net cash used in investing activities.....  (2,318)   (2,475)

Cash Flows from Financing Activities:
  New long-term obligations...................     775       346
  Repayment of long-term obligations..........    (116)     (385)
  Cash dividends paid.........................  (1,038)     (958)
  Issuance of common stock....................     101        40
  Acquisitions of common stock................  (1,056)        -
  Increase in short-term obligations..........     258       165
    Net cash used in financing activities.....  (1,076)     (792)

Decrease in Cash and Marketable Securities....    (296)     (433)
Cash and Marketable Securities-
  Beginning of Period.........................   1,321     1,394
Cash and Marketable Securities-End of Period.. $ 1,025   $   961

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


Item 2. Management's Discussion and Analysis

Results of Operations

Net income for the third quarter of 1997 of $635 million was equal to third-quarter 1996 earnings. Earnings per share of $1.30 were two percent over the comparable 1996 period. Included in
1996 earnings was a $97 million after-tax gain on the sale of Amoco's polystyrene foam products business. Excluding the gain, 1997 third-quarter earnings were up 18 percent. The increase in earnings reflected stronger refining margins, and an increase in chemical sales volumes for most product lines. Partially offsetting were lower worldwide crude oil prices and lower North American production volumes. A gain on the sale of Amoco's Canadian arctic drilling unit during the quarter largely offset higher corporate and other operations expenses related to revised estimates of litigation and tax obligations.

Net income for the first nine months of 1997 totaled $1,931 million or $3.92 per share. Net income for the first nine months of 1996 amounted to $1,810 million, excluding the third-quarter 1996 asset-sale gain of $97 million, and first-quarter 1996 gains of $56 million on certain Canadian asset dispositions. Favorably affecting 1997 earnings were higher exploration and production ("E&P") results, primarily due to higher natural gas prices, and improved refining operations. Offsetting were lower chemical earnings compared to 1996, mainly as a result of lower paraxylene margins.

Sales and other operating revenues for the third quarter of 1997 totaled $8 billion, about even with the corresponding 1996 period. For the first nine months of 1997 revenues were $23.7 billion, up slightly over the 1996 revenues of $23 billion, reflecting higher prices for natural gas and refined products and higher sales volumes for most chemical product lines.

Other income in the 1997 third quarter was $134 million lower than the comparable 1996 period. In the 1996 third quarter, other income reflected the gain on the sale of Amoco's polystyrene foam products business.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $4.5 billion for the third quarter of 1997, two percent lower than the 1996 third quarter. The decrease was primarily attributable to lower crude oil purchase prices. Year-to-date purchases in 1997 were two percent higher than the 1996 nine-month period, primarily due to higher refined products volumes and higher natural gas prices, offset by lower crude oil purchase prices and volumes.

Third-quarter 1997 operating expenses were up slightly over the third quarter of 1996. Operating expenses for the first nine months were six percent above the prior-year period, reflecting higher refining maintenance expenses, primarily in the first quarter, and higher U.S. production costs.

Third-quarter 1997 exploration expenses of $132 million decreased by $33 million over the similar 1996 period, reflecting lower dry hole costs worldwide. For the first nine months of 1997, exploration expenses of $417 million were flat compared with 1996, with lower exploration expenses in the United States and Canada offset by higher exploration expenses overseas.

Selling and administrative expenses totaled $555 million for the 1997 third quarter compared with $488 million for the comparable 1996 period. Reflected in the third quarter 1997 results were unfavorable before-tax currency effects of $29 million compared with favorable before-tax currency effects of $3 million in the third quarter of 1996. Selling and administrative expenses for the first nine-months of 1997 were slightly lower than the first nine months of 1996.

Interest expense increased $38 million and $105 million over the third quarter and first nine months of 1996, respectively, reflecting an increase in long-term debt and associated interest expense on revised estimates of litigation and tax obligations. Included in 1996 was a reduction of interest expense on tax obligations.

For the 12 months ended September 30, 1997, return on average shareholders' equity was 17.5 percent compared with 14.0 percent for the 12 months ended September 30, 1996. Return on average capital employed was 13.3 percent for the 12-month period ended September 30, 1997, compared with 10.9 percent for the corresponding prior-year period.

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

                                Three Months      Nine Months
                                    Ended            Ended
                                 September 30,   September 30,
(millions of dollars)           1997    1996      1997     1996
Exploration and Production
  United States..............  $ 217   $ 224    $  791   $  739
  Canada.....................     61       8       164      124
  Overseas...................     67     104       261      310
  Subtotal...................    345     336     1,216    1,173
Petroleum Products...........    241     119       454      300
Chemicals....................    172     217       504      630
Corporate and Other
   Operations*...............   (123)    (37)     (243)    (140)
  Net Income.................  $ 635   $ 635    $1,931   $1,963


* Corporate and other operations include net interest and general corporate  expenses  as well as the results  of  investments  in
 technology   companies,   real  estate   interests   and   other
 activities.

Exploration and Production
Operating Statistics
                               Three Months      Nine Months
                                    Ended          Ended
                               September 30,    September 30,
                                1997    1996     1997    1996
Net Production of Natural Gas(million cubic feet per day)
  United States............    2,356    2,579   2,385    2,574
  Canada...................      775      802     757      821
  Overseas.................      910      840     974      949
    Total..................    4,041    4,221   4,116    4,344

Net Production of Crude Oil and NGL(thousand barrels per day)
  United States--crude oil.      161      180     165      181
               --NGL.......      105      117     112      113
  Canada--crude oil........       50       50      51       50
        --NGL..............       10       11      10       12
  Overseas.................      292      307     299      300
    Total..................      618      665     637      656




Exploration and Production - U. S.

U.S. E&P operations earned $217 million during the third quarter of 1997 compared with $224 million for the similar 1996 period. The decline primarily reflected lower crude oil prices and lower crude oil and natural gas production. Partly offsetting were lower exploration expenses and higher natural gas prices.

Earnings of $791 million for first nine months of 1997 increased seven percent over the comparable 1996 period, primarily reflecting higher natural gas prices and lower exploration expenses, offset by lower production due to normal field declines and dispositions.

Amoco's third-quarter U.S. natural gas prices averaged approximately $1.80 per thousand cubic feet ("mcf"), an increase of six percent over the comparable period of 1996. Amoco's average U.S. crude oil prices of about $17.50 per barrel declined over $3.00 per barrel from the third quarter of 1996.

For the first nine months of 1997, Amoco's U.S. natural gas prices averaged about $2.00 per mcf, about a 30 cent per mcf increase over the prior-year period. Amoco's U.S. crude oil prices averaged over $18.60 per barrel during the first nine months of 1997, a decrease of about 60 cents per barrel from the comparable 1996 period.

Exploration and Production - Canada

Canadian operations earned $61 million in the third quarter of 1997 compared with restated 1996 third-quarter earnings of $8 million. The 1996 earnings were restated to reflect the transfer of Canadian supply and marketing operations for crude oil, sulfur and natural gas liquids to the petroleum products segment. The increase in 1997 earnings primarily reflected a gain on the sale of Amoco's Canmar arctic drilling unit and higher natural gas prices, partially offset by lower crude oil prices and lower natural gas production.

Earnings for the first nine months of 1997 totaled $164 million compared with nine-month restated 1996 earnings of $68 million, excluding gains of $56 million on the sale of assets. Excluding that gain, the earnings improvement resulted primarily from higher natural gas prices, lower exploration expenses and a gain on the sale of the arctic drilling unit. Partially offsetting was lower natural gas production due to property dispositions and natural field declines.

Amoco's Canadian natural gas prices averaged $1.20 per mcf for the quarter, about 25 cents per mcf higher than the third quarter of 1996. For the first nine months, Canadian natural gas prices increased 34 percent over the comparable 1996 period to average about $1.40 per mcf.

Canadian crude oil prices averaged $14.00 per barrel for the third quarter of 1997, about $4.20 per barrel below the prior-year third quarter average, reflecting lower industry prices and increased lower-priced heavy oil production. For the first nine months of 1997, Canadian crude oil prices averaged about $14.90 per barrel, a $2.30 per barrel decrease from the 1996 level.

Exploration and Production - Overseas

Overseas E&P operations earned $67 million in the third quarter of 1997 compared with $104 million in the third quarter of 1996. The decline was primarily due to lower crude oil prices. For the first nine months of 1997, overseas E&P operations earned $261 million, a decline of $49 million from the comparable prior-year period. The decrease mainly reflected higher exploration expenses, which more than offset favorable currency effects.

Third-quarter 1997 natural gas production increased due to new production in Bolivia and higher European production. Crude oil production for the third quarter of 1997 declined as lower production in China and Egypt more than offset new production in Bolivia and Venezuela.

Petroleum Products
Operating Statistics

                               Three Months      Nine Months
                                  Ended            Ended
                               September 30,    September 30,
                                1997    1996     1997   1996
U.S. Refined Product Sales
(thousand barrels per day)
  Gasoline.................      686      659     652      633
  Distillates..............      352      343     338      358
  Other products...........      238      230     199      198
    Total..................    1,276    1,232   1,189    1,189

Input to U.S. Crude Units
(thousand barrels per day)       988      959     943      950

Refinery Utilization Rate        98%      95%     93%      94%


Petroleum Products activities earned $241 million for the third quarter compared with restated earnings of $119 million in the third quarter of 1996. The 1996 earnings were restated to reflect the transfer of Canadian supply and marketing operations for crude oil, sulfur and natural gas liquids to the petroleum products segment. The increase in third-quarter 1997 earnings primarily resulted from improved refinery operations and higher U.S. refined product margins and volumes.

Earnings for the first nine months of 1997 totaled $454 million, an increase of $154 million over the comparable period of 1996. The increase reflected higher U.S. refined product margins and favorable product mix. Offsetting was lower throughput primarily experienced in the first quarter of 1997, reflecting planned turnaround at Amoco's largest refineries.

Chemicals

Chemical earnings of $172 million for the third quarter of 1997 compared with $120 million for the similar 1996 period, excluding a $97 million after-tax gain on the 1996 sale of Amoco's polystyrene foam products business. The increase in earnings primarily reflected increased productive capacity, and higher sales volumes and margins for most product lines.

For the first nine months of 1997, earnings totaled $504 million compared with $533 million for the same period in 1996, excluding the asset-sale gain. The decline in earnings resulted from lower paraxylene and purified terephthalic acid ("PTA") margins, partly offset by increased sales volumes and higher olefins margins.

Corporate and Other Operations

Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities. Corporate and other operations incurred net expenses of $123 million and $243 million for the third quarter and first nine months of 1997, respectively, compared with net expenses after tax of $37 million and $140 million in the corresponding 1996 periods.

The increase in corporate and other operations expenses primarily reflected increases in interest expense for long-term debt, revised estimates of litigation and tax obligations, including associated interest expense, and adverse currency effects.

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

Amoco will pursue areas that capitalize on its natural gas resources and continue to expand internationally. As announced in June, Amoco plans to divest a number of its oil and gas properties and royalty interests in the United States as part of a major refocusing of its U.S. exploration and production business. During the third quarter of 1997, Amoco had a sale pending for the San Juan Basin properties in New Mexico. There are three remaining packages of non-core U.S. crude oil and natural gas properties expected to be sold by year-end 1997 or early 1998. Amoco has also agreed to sell its intrastate pipeline unit in Texas. The proceeds from the divestments will be invested in more strategic areas.

Amoco's worldwide barrel-oil-equivalent production is expected to increase from 1996 levels by 25 percent over the next five years, with the largest increases expected to occur in the later years. Production in 1997 is expected to decrease from year-end 1996, with incremental production from the Gulf of Mexico, and production from Venezuela, Colombia and Bolivia, being offset by normal field declines and dispositions.

Amoco Argentina Oil Company ("Amoco Argentina") and Bridas Corporation ("Bridas") are in the process of creating a jointly owned company called Pan American Energy LLC. The new diversified enterprise will be formed, pending definitive agreements, by contributing the respective assets of Amoco and Bridas in the Southern Cone of South America and will create the second largest producer of crude oil and natural gas in Argentina. Amoco will hold a 60 percent interest in the new venture.

Amoco also recently formed a limited partnership with YPF S.A., called Crescendo Resources L.P., to manage about one trillion cubic feet of natural gas in the Texas Panhandle and western Oklahoma. The combined resources are expected to operate more efficiently and allow the opportunity of sharing best practices and technology of both partners.

Recently,  Amoco announced a definitive agreement with Shell  Oil
Company to build a natural gas processing plant in Mississippi to handle anticipated production increases in the Gulf of Mexico.

In petroleum products, recent refinery operations have seen improved margins over the last nine months. However, Amoco anticipates a return to more historical levels in U.S. industry refining margins in the long-term. Amoco will continue to pursue additional cost reduction programs and improved asset utilization. Amoco's marketing strategy will continue to emphasize brand product quality and growth in its position as a convenience retailer. Strategic alliances with such companies as McDonald's Corporation and Femsa in Mexico are expected to continue.

In chemicals, Amoco's overall strategy is to manage its portfolio to optimize the quality of its businesses through acquisitions and divestments, and selectively invest in local market growth for existing businesses. While current industry excess PTA capacity is putting downside pressure on margins, long-term worldwide annual growth is expected to be eight percent. Paraxylene ("PX") long-term annual growth is expected to be seven percent. In order to meet expected growth in PTA and PX, Amoco is expanding its wholly owned and joint-ventures operations. Amoco's naphthalene dicarboxylate ("NDC") plant in Decatur, Alabama achieved full-scale production capacity of 27,000 tons in the third quarter of 1997. Amoco is planning on expanding the capacity to between 40,000 and 50,000 tons by 1999.

Liquidity and Capital Resources

Cash flows from operating activities for the first nine months of 1997 amounted to $3.1 billion compared with $2.8 billion in the prior-year period. Working capital of $1,136 million at September 30, 1997 compared with $924 million at December 31, 1996. The Corporation's current ratio was 1.19 to 1 at September 30, 1997, compared with 1.15 to 1 at year-end 1996. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

Long-term receivables and other assets at September 30, 1997 included $271 million in restricted cash and investments committed to the operatorship of a Bolivian oil and gas company, Empresa Petrolera Chaco. Amoco completed the agreement for operatorship and 50 percent ownership of Empresa Petrolera Chaco in April 1997.

Amoco's debt totaled $6.1 billion at September 30, 1997, an increase of $1 billion over the $5.1 billion at year-end 1996. Debt as a percentage of debt-plus-equity was 26.7 percent at September 30, 1997, and 23.6 percent at year-end 1996. Amoco Corporation guarantees the public debt obligations of Amoco Company. Amoco Corporation and Amoco Company guarantee the public notes and debentures of Amoco Canada Petroleum Company Ltd. ("Amoco Canada") and Amoco Argentina.

In the first nine months of 1997, Amoco completed $1 billion of the previously announced $2 billion, two-year common stock repurchase program. This represented 11.1 million common shares. It is anticipated that share repurchases made in the fourth quarter of 1997 will be largely for benefit plan purposes. In 1998, Amoco plans to complete the share repurchase program.

The Corporation believes its strong financial position will permit the financing of business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At September 30, 1997, bank lines of credit available to support commercial paper borrowings amounted to $500 million, all of which were supported by commitment fees.

The Corporation also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities and other business needs. In early August 1997, Amoco Company issued $300 million of 10-year, 6.5% guaranteed notes. In October 1997, Amoco Company issued $200 million of seven-year, 6.25% guaranteed notes. Amoco has a shelf registration statement covering an additional $500 million of Amoco Company guaranteed debt.

Capital and exploration expenditures for the first nine months of 1997 totaled $2,752 million. Capital and exploration expenditures for the first nine months of 1996 amounted to $3,079 million, excluding $535 million for the purchase of Albemarle
Corporation's alpha-olefins, poly alpha-olefins and synthetic alcohol businesses.

Proceeds from dispositions of property and other assets for the first nine months of 1996 included $310 million received from the sale of Amoco's polystyrene foam products business to Tenneco
Inc.

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

Eleven proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7.3 million.

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

                             Three Months         Nine Months
                                 Ended              Ended
                             September 30,      September 30,
                            1997      1996      1997      1996
                                   (millions of dollars)
Total revenues(including
excise taxes)............. $8,299    $8,272   $24,199   $23,702
Net income................ $  468    $  566   $ 1,570   $ 1,674

                                     Sept. 30,      Dec. 31,
                                       1997           1996
                                      (millions of dollars)
Current assets...................... $ 7,992        $ 6,361
Total assets........................ $31,743        $29,208
Current liabilities................. $ 4,853        $ 4,926
Long-term debt-affiliates........... $ 4,733        $ 4,731
              -other................ $ 2,936        $ 2,190
Deferred credits and other
  non-current liabilities........... $ 4,727        $ 4,524
Minority interest................... $   421        $   131
Shareholder's equity................ $13,984        $12,630



Shown below is summarized financial information for Amoco's wholly owned subsidiary, Amoco Canada.

                             Three Months        Nine Months
                                 Ended             Ended
                             September 30,      September 30,
                            1997     1996      1997      1996
                                   (millions of dollars)

Revenues.................. $1,101   $1,094    $3,508    $3,135
Net income(loss).......... $   91   $  (18)   $  228    $  129


                                    Sept. 30,       Dec. 31,
                                      1997            1996
                                     (millions of dollars)
Current assets...................   $ 1,518         $ 1,615
Total assets.....................   $ 4,199         $ 4,412
Current liabilities..............   $   841         $ 1,110
Non-current liabilities..........   $ 3,205         $ 3,377
Shareholder's equity(deficit)....   $   153         $   (75)

Shown below is summarized financial information for Amoco's indirectly wholly owned subsidiary, Amoco Argentina.

                             Three Months       Nine Months
                                Ended              Ended
                            September 30,       September 30,
                            1997     1996      1997     1996
                                (millions of dollars)
Revenues..................  $ 74     $ 90     $227     $244
Net income................  $ 22     $ 34     $ 78     $ 90


                                  Sept. 30,    Dec. 31,
                                    1997         1996
                                   (millions of dollars)
Current assets ..................   $ 50         $251
Total assets.....................   $463         $613
Current liabilities..............   $ 88         $ 87
Non-current liabilities..........   $280         $237
Shareholder's equity ............   $ 95         $289


Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits

     Exhibit
     Number
     12      Statement Setting Forth Computation of
             Ratio of Earnings to Fixed Charges.

     27      Financial Data Schedule.

(b)   No reports on Form 8-K were filed during the quarter  ended
September 30, 1997.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Amoco Corporation
                                    (Registrant)


Date: November 13, 1997

                                   Judith G. Boynton
                                   Judith G. Boynton
                                   Vice President and Controller
                                   (Duly Authorized and Chief
                                    Accounting Officer)