Form 10-K405
period 1997-12-31
AMOCO CORP
filed 1998-03-20
CIK 93397

                SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             Form 10-K
     (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997 or

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

Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange
     Title of each class           on which registered
Common Stock, without par value    New York, Chicago,
                                   Pacific, Toronto, and
                                   Swiss Stock Exchanges
Guarantee of Amoco Company:
8 5/8% Debentures Due 2016              New York Stock Exchange
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2)  has  been subject to such filing requirements for the past  90
days:  Yes   X   No      .
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X
      Aggregate market value of voting stock held by non-affiliates as of January 31, 1998, based on a closing price of $81.375 was approximately $39,451,000,000.
      Number of common shares outstanding as of January 31, 1998, was 482,203,176 shares.
                DOCUMENTS INCORPORATED BY REFERENCE
               Proxy Statement dated March 16, 1998

                         AMOCO CORPORATION


                               INDEX
                                                               Page
PART I
  Items 1. and 2. Business and Properties ...................     3
    Exploration and Production ..............................     3
    Reserves ................................................    12
    Oil and Gas Sales Commitments ...........................    13
    Supply and Marketing of NGL .............................    13
    Refining ................................................    14
    Transportation ..........................................    14
    Marketing of Petroleum Products .........................    15
    Chemicals ...............................................    16
    Other Operations ........................................    18
    Research ................................................    18
    Employees ...............................................    19
    Competition .............................................    19
    Government Regulation ...................................    19
    Safety, Health and Environmental Protection .............    20
    Executive Officers of the Registrant ....................    22
  Item 3. Legal Proceedings .................................    23
  Item 4. Submission of Matters to a Vote of Security Holders    24

PART II
  Item 5. Market for the Registrant's Common Stock and
    Related Stockholder Matters .............................    25
  Item 6. Selected Financial Data ...........................    26
  Item 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations .....................    27
  Item 8. Financial Statements and Supplemental Information .    40
  Item 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure .....................    95

PART III
  Item 10. Directors and Executive Officers of the Registrant    95
  Item 11. Executive Compensation ...........................    95
  Item 12. Security Ownership of Certain Beneficial Owners
    and Management ..........................................    95
  Item 13. Certain Relationships and Related Transactions ...    95

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K .....................................    96

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

     Amoco Company, a wholly owned subsidiary of Amoco Corporation, is the holding company for substantially all petroleum and chemical operating subsidiaries except Amoco Canada Petroleum Company Ltd. ("Amoco Canada"), which is wholly owned by Amoco Corporation, and selected other activities. Amoco Corporation has guaranteed the outstanding public debt obligations of Amoco Company. Amoco Corporation and Amoco Company have guaranteed the notes, bonds and debentures of Amoco Canada. See Note 10 to the Consolidated Financial Statements. Summarized financial information relating to Amoco Company and Amoco Canada is disclosed in Note 23 to the Consolidated Financial Statements.

     Selected financial information by geographic area and industry segment for the three years ended December 31, 1997, is presented in Note 24 to the Consolidated Financial Statements.

Exploration and Production

      Amoco is engaged in exploration for crude oil and natural gas in onshore and offshore areas of the United States, Canada and various countries outside North America. United States offshore efforts are conducted primarily in the Gulf of Mexico in both shallow and deep water. Foreign exploration activities are carried out primarily in the Alberta Basin of Canada, the North Sea (United Kingdom and Norway), the Gulf of Suez and Nile Delta (Egypt), West Africa (Algeria, Angola and Nigeria), Caspian Sea (Azerbaijan and Kazakstan), South America (Argentina, Bolivia, Colombia and Venezuela) and Trinidad and Tobago.

      Amoco's U.S. production of crude oil, condensate, NGL, and natural gas is principally in the states of Alabama, Arkansas, Colorado, Kansas, Louisiana, Mississippi, New Mexico, Oklahoma, Texas, Wyoming and offshore in the Gulf of Mexico. Foreign crude oil and natural gas production is located in Argentina, Azerbaijan, Bolivia, Canada, China, Colombia, Egypt, the Netherlands, Norway, Sharjah, Trinidad, the United Kingdom and Venezuela.

      Worldwide net production of liquid hydrocarbons in 1997 averaged 637,000 barrels per day, about four percent lower than the 1996 level of 662,000 barrels per day. U.S. liquids production averaged 274,000 barrels per day in 1997, down eight percent from 1996, as a result of normal field declines and property dispositions. Worldwide net production of natural gas decreased 240 million cubic feet ("mmcf") per day in 1997 and averaged 4,142 mmcf per day for the year. In the United States, natural gas production decreased eight percent in 1997, and averaged 2,368 mmcf per day for the year.

      Amoco's net production of oil and gas for the three years ended December 31, 1997, which includes applicable volumes produced under service contracts and production sharing agreements in certain foreign countries, is summarized below:

                           United
                           States  Canada Europe  Other  Worldwide
Crude oil and natural gas
liquids* (thousands of
barrels per day)
  1997...................     274      61     65    237        637
  1996 ..................     297      61     60    244        662
  1995 ..................     295      66     64    235        660
Natural gas (millions of
cubic feet per day)
  1997 ..................   2,368     761    390    623      4,142
  1996 ..................   2,572     815    386    609      4,382
  1995 ..................   2,453     842    363    581      4,239

* 1997 includes Amoco's interest in affiliates' production. U.S. production includes NGL from processing plants in which Amoco has an ownership interest of 62, 66 and 64 thousands of barrels per day for the years 1997, 1996 and 1995, respectively.

      In early 1997, Amoco and Shell Oil Company completed the formation of Altura Energy Ltd., a partnership combining their assets in the Permian Basin area of west Texas and southeast New Mexico. The partnership is designed to reduce costs and capitalize on economies of scale. In 1997, Amoco received 110,000 barrels of oil equivalent per day from its 64 percent interest.

      Also in 1997, Amoco formed a partnership called Crescendo Resources L.P., with a subsidiary of YPF S.A. This partnership owns and operates reserves of about one trillion cubic feet ("tcf") of natural gas in the Texas Panhandle and Western Oklahoma.

      At year-end 1997, Amoco owned entirely or had an ownership interest in 42 natural gas processing plants in the United States. Amoco is the operator of 9 of the plants; Altura Energy Ltd. is the operator for 11 plants; and Crescendo Resources L.P. is the operator of 2 plants. A new plant in Kansas, in which Amoco is operator, is expected to be fully operational by the end of the first quarter of 1998.

      Amoco continued optimization of production from existing waterflood and improved oil recovery operations in 1997. These projects are predominately located in the Permian Basin of west Texas and New Mexico and in Colorado and Wyoming. Collectively these areas account for approximately 56 percent of Amoco's U.S. net crude and condensate production.

      After conducting several pilot tests of its proprietary technology in enhanced coalbed methane ("ECBM"), Amoco proceeded with Tiffany ECBM, its first full-scale commercial ECBM project located in southwestern Colorado. Initial nitrogen injection began in January 1998.

      Capitalizing on recent advances in 3-D seismic technology, Amoco drilled 13 consecutive producing wells in the Tuscaloosa trend of Louisiana. Net proved reserves of 200 billion cubic feet ("bcf") of natural gas and production of 70 mmcf per day of natural gas were added with these wells. Development of Amoco's holdings in this trend is anticipated to continue through the turn of the century.

     In the Gulf of Mexico deepwater area, Amoco produced first oil and natural gas from the Ram-Powell Project, a development with Shell Oil Company and Exxon Corporation. Amoco's share of total development expenses for the project is estimated at $260 million.

      Development of the $465 million Marlin Project ("Marlin") began in early 1997. Marlin is located 125 miles southwest of New Orleans in 3,240 feet of water. Marlin is the first Amoco-operated deepwater development in the Gulf of Mexico, and will be developed using a tension leg platform. Construction and drilling operations began in mid-1997 with production expected by mid-1999. Evaluation work continues on nearby acreage. Amoco expects to maintain an active deepwater exploration program in 1998.

      Amoco is building and will be operating a cryogenic natural gas processing plant in Pascagoula, Mississippi to process the Marlin natural gas. The plant, in which Amoco will have a 60 percent interest, is expected to have a daily processing capacity of one billion cubic feet of natural gas. The plant is anticipated to be fully operational in early 1999.

     In 1997, Amoco sold non-core oil and gas properties as part of its strategy to upgrade and refocus the U.S. portfolio of E&P assets. These properties had a net annual impact on production of about 20 thousand barrels per day of crude oil and NGL and 120 mmcf per day of natural gas. Proceeds from these sales and the sale of an intrastate natural gas pipeline in Texas, approximated $1.2 billion. Additional oil and gas properties identified by the Corporation as non-core are expected to be sold in 1998.

      In Canada, Amoco divested its arctic drilling operations, as well as other non-core oil and gas properties in western Canada. Proceeds are mainly being used to maintain natural gas production.

       Amoco entered into an alliance with Northstar Energy Corporation of Calgary ("Northstar") to pursue natural gas exploration in northeast British Columbia. Northstar will commit $32 million to exploration and development activities on Amoco's acreage over the next three years. Amoco also entered into an agreement with CU Power International Ltd. to develop a steam enhancement plant. The plant will use natural gas as a fuel source to efficiently produce steam and electricity for use at Amoco's Primrose heavy-oil project. Surplus electricity is expected to be sold to third parties.

       In November 1997, Amoco Argentina Oil Company ("Amoco Argentina")and Bridas Corporation ("Bridas") created a jointly-owned company called Pan American Energy LLC. ("Pan American"). The new enterprise is a result of the combination of the respective assets of Amoco Argentina and Bridas in the southern part of South America. Pan American is the second largest producer of crude oil and natural gas in Argentina. Amoco holds a 60 percent interest in the new venture.

     In Bolivia, Amoco owns an interest and assumed operatorship of a new Bolivian company, Empresa Petrolera Chaco S.A. ("Chaco"), in April 1997. During 1997, Chaco commenced efforts to increase liquids production, initiate exploration and drilling operations and improve facilities.

      In China, Amoco completed the Liuhua field program with the completion of the twenty-fourth well in the South China Sea. Development was completed significantly ahead of the original plan and on target with the accelerated plan approved in 1997. Also, acquisition of 3-D seismic data was approved and completed in 1997, and is expected to be used to support optimal sidetrack drilling in 1998 and throughout the remaining life of the field.

      In Colombia, Amoco completed construction of a pipeline and facilities necessary to begin natural gas sales from its Opon field discovery. Net sales of approximately 30 mmcf per day of natural gas began in late 1997 to Ecopetrol, the Colombian national oil company. In 1998, Amoco is expected to supply natural gas from the Opon field to the 200 megawatt Termo Santander power generation station, which was partially completed in 1997 by Amoco Power Resources Corporation.

      In Egypt, Amoco continues to enjoy success in exploration and development of natural gas in the Nile Delta. Through its working interest in a number of partnerships, Amoco participated in 18 commercial gas discoveries in the Nile Delta. In 1997, Amoco and its partner announced plans to develop the 2 tcf Ha'py field natural gas discovery in the Nile Delta. Natural gas is expected to be sold into the expanding Egyptian domestic market beginning in late 1999. Amoco is also moving ahead with plans for additional sales to the local Egyptian market over the next few years (net 120 mmcf of natural gas per day on line by 2000), and is exploring natural gas export opportunities.

       In   the  Netherlands,  Amoco  successfully  completed   the
construction of the Peak Gas storage facility. The plant was officially dedicated in December 1997. The $150 million facility at Alkmaar will help the Dutch national gas transmission and distribution company, Gasunie, meet peak demand for natural gas starting in 1998.

      In Norway, ongoing development drilling on the new well protector platform resulted in the addition of five wells in the 19 well program. Other notable accomplishments included installation of the new crude oil pipeline and natural gas pipeline to be commissioned in conjunction with the Ekofisk II rebuild.

      In Sharjah, Amoco continued development of the Sajaa Field using multi-lateral horizontal wells resulting in sustained peak production. In addition, the first phase of Inlet Compression was completed resulting in a lower reservoir abandonment pressure.

      In Trinidad and Tobago, Amoco enjoyed continued success, adding 1.3 tcf of natural gas reserves, 25.5 million barrels of crude oil and condensate reserves and completing three successful exploration wells. Amoco is participating with a 34 percent ownership interest in the construction of a new liquid natural gas ("LNG") facility, and is expected to supply 100 percent of the plant's initial natural gas requirement of approximately 450 mmcf per day beginning in 1999. Amoco is positioned to supply additional gas as the LNG facility is expanded. Amoco recently signed two production sharing contracts with the government of Trinidad and Tobago. Amoco is the operator and holds a 70 percent interest in Block 5B and has a 40 percent non-operating interest in Block S11B. Seismic work on these blocks has been completed and exploration drilling is scheduled to begin in the second quarter of 1998.

      In the United Kingdom, production from the Armada complex commenced in October 1997, and averaged production of 13,000 barrels of oil equivalent per day to Amoco in the fourth quarter. Amoco's working interest in the project is 18.2 percent. The export of natural gas from Armada boosted throughput in the Amoco operated Central Area Transmission System (CATS). Beacon Gas Limited, whose principal activity is the distribution of natural gas to the retail sector and in which Amoco has a 50 percent interest, increased the number of customers contracted to 150,000.

      In Venezuela, gross production commenced in the first quarter of 1997 in the Deep Jusepin field at approximately 10,000 barrels of oil per day through a temporary production facility. The rate was increased to 18,000 barrels per day in October 1997 when the permanent production facility was completed. Development drilling is expected to enable gross production at capacity of 30,000 barrels of oil per day by the end of the second quarter of 1998. Amoco has a 45 percent interest in the Jusepin field. During 1997, Amoco began exploration programs in the Punta Pescador and Guarapiche blocks, in which Amoco holds 50 percent and 37.5 percent interests, respectively. Seismic acquisition is currently under way with exploratory wells planned in 1998.

      In Azerbaijan, Amoco has a 17 percent working interest and is a leading partner in the Azeri, Chirag, and deepwater Gunashli project in the Azeri sector of the Caspian Sea. Azerbaijan International Operating Company ("AIOC") is the operator on behalf of the partners. In 1997, AIOC completed the minimum work program and initiated production from the early oil project. Production from the early oil project is expected to be exported via a distribution route which runs from Baku to Novorossiysk, Russia. In 1997, work progressed on another distribution route from Baku to Supsa, Georgia and on phase 1 of the offshore development.

      In 1997, Amoco and other partners were awarded the rights to explore and develop the Ashrafi and Dan Ulduzu prospects in the Caspian Sea. Amoco is the lead partner with a 30 percent working interest. North Absheron Operating Company ("NAOC") was formed to act as operator on behalf of the partners. NAOC completed a 3-D seismic program and commenced drilling of the first exploration well.

      Average sales prices (including transfers) and production costs per unit of crude oil and natural gas produced, for the three years ended December 31, 1997, are as follows:


                                United
                                States  Canada   Europe   Other
1997
Average sales prices:
  Crude oil (per barrel) .....  $18.47  $14.19   $18.56  $17.85

  Natural gas liquids
    (per barrel) .............  $12.46  $14.36   $   --  $   --

  Natural gas (per thousand
    cubic feet ("mcf")) ......  $ 2.15  $ 1.38   $ 2.69  $ 1.19

Average production costs (per
  equivalent barrel) (*) .....  $ 4.04  $ 3.48   $ 7.33  $ 4.98

1996
Average sales prices:
  Crude oil (per barrel) .....  $20.21  $17.73   $20.94  $19.30

  Natural gas liquids
    (per barrel) .............  $13.95  $13.73   $   --  $   --

  Natural gas (per mcf) ......  $ 1.93  $ 1.15   $ 2.47  $ 1.17

Average production costs (per
  equivalent barrel) (*) .....  $ 3.77  $ 3.38   $ 6.23  $ 4.58

1995
Average sales prices:
  Crude oil (per barrel) .....  $16.02  $15.15   $17.18  $16.02

  Natural gas liquids
    (per barrel) .............  $10.00  $ 9.71   $   --  $   --

  Natural gas (per mcf) ......  $ 1.35  $  .89   $ 2.45  $ 1.11

Average production costs (per
  equivalent barrel) (*) .....  $ 3.54  $ 3.29   $ 5.59  $ 3.93


(*) Production costs are shown on a dollar-per-barrel basis after converting natural gas into equivalent barrel units. Natural gas was converted on the basis of approximate relative energy content.

      Sales prices have declined significantly since December 31, 1997. Reported average sales prices represent recorded revenues for crude oil and natural gas production quantities sold or transferred. In some cases, particularly in overseas areas, recorded revenues reflect adjustments for royalties, net profits interests, and other contractual provisions. Accordingly, the reported per barrel figures do not necessarily represent actual average prices at which sales and transfer transactions occurred. Production costs include costs involved in lifting crude oil or natural gas to the surface and in gathering, treating, field processing and field storage. Such costs include operating labor, repairs and maintenance, materials, supplies and fuel consumed. Also included are operating costs of NGL plants and in certain overseas areas, costs related to product transportation expenses.

      Data regarding Amoco's exploratory and development drilling activities during the three years ended December 31, 1997, are summarized below:

                           United                          World-
                           States  Canada   Europe  Other   wide
1997
Net exploratory wells:
  Productive ..........        13      15        1      3      32
  Dry .................         9       4       15      6      34
    Total .............        22      19       16      9      66
Net development wells:
  Productive ..........       178     115        5    134     432
  Dry .................         9      19       --      4      32
    Total .............       187     134        5    138     464
    Total net wells ...       209     153       21    147     530

1996
Net exploratory wells:
  Productive ..........        51      45       --     13     109
  Dry .................        78      20        5      6     109
    Total .............       129      65        5     19     218
Net development wells:
  Productive ..........       273     169        5    112     559
  Dry .................        32      22       --      6      60
    Total .............       305     191        5    118     619
    Total net wells ...       434     256       10    137     837
1995
Net exploratory wells:
  Productive ..........        53      71       --      4     128
  Dry .................        47      24        4      8      83
    Total .............       100      95        4     12     211
Net development wells:
  Productive ..........       348     168        6    127     649
  Dry .................        20      10       --      4      34
    Total .............       368     178        6    131     683
    Total net wells ...       468     273       10    143     894



      Shown  below  are  wells  in  process  of  being  drilled  at
December 31, 1997:
                     United                              World-
                     States   Canada    Europe   Other    wide
Gross wells ......      179       12         8      25      224
Net wells ........       69        4         2      21       96

      The number of wells owned by Amoco at December 31, 1997,  was as follows:
                     United                              World-
                     States   Canada    Europe   Other    wide
Gross wells owned:
  Oil wells ......   22,028    4,623       204     797   27,652
  Gas wells ......   16,114    2,229       194     122   18,659
    Total ........   38,142    6,852       398     919   46,311

Net wells owned:
  Oil wells ......    6,376    2,368        47     699    9,490
  Gas wells ......    9,015    1,419        74      75   10,583
    Total ........   15,391    3,787       121     774   20,073

Multiple completion wells included above:
  Gross wells ....    1,608      354        --      51    2,013
  Net wells ......      713      249        --      15      977

      Amoco's proved and unproved acreage holdings, including acreage held under reservations, permits, options or similar arrangements at December 31, 1997, are summarized below:

                           United                           World-
                           States   Canada  Europe    Other  wide
                                     (thousands of acres)
Gross acres:
  Proved ................   4,934    2,009     877      898  8,718
  Unproved ..............  12,273    3,969  10,023   31,772 58,037
  Reservations, permits,
    options, etc. .......     134    3,163      --       --  3,297
    Total ...............  17,341    9,141  10,900   32,670 70,052

Net acres:
  Proved ................   2,262    1,300     243      368  4,173
  Unproved ..............   4,241    2,323   4,513   17,286 28,363
  Reservations, permits,
    options, etc. .......      32    2,147      --       --  2,179
    Total ...............   6,535    5,770   4,756   17,654 34,715


Reserves

      This  section  should  be read in conjunction  with  data  on
reserves   presented   in   "Supplemental   Information"   to   the
Consolidated Financial Statements.

      Amoco replaced 178 percent of its production on an oil-energy equivalent basis during 1997, excluding ownership changes. Including the sales and purchases of properties, which primarily involved sales of interests in the United States and Canada, the production replacement rate was 147 percent. The tables in the "Supplemental Information" section set forth, by geographic area, net proved reserves as of December 31, 1997, 1996, 1995, and 1994 including reserves in which Amoco holds economic interest under production sharing and other types of operating agreements with foreign governments. Also included are Amoco's proportionate economic interest in estimated proved reserves of equity affiliates in Argentina and Bolivia.

     Adding to 1997 reserves were discoveries and extensions in the United States, Egypt, Argentina, Canada, Sharjah, the United Kingdom and Trinidad. Major improved recovery additions occurred in Argentina, Sharjah, Egypt, the United Kingdom and the United States. There were also significant upward revisions in crude oil in the United States, Egypt, Norway and Trinidad, and significant natural gas revisions in Canada, Bolivia and Trinidad. Downward revisions of natural gas reserves occurred in the United States. As of March 1, 1998, no major discovery or significant event had occurred that would have a material effect on the estimated proved reserves reported at December 31, 1997.

      Shown below are estimated proved reserves as of December 31, 1997 and 1996:

                          Crude Oil & NGL             Natural Gas
                        (millions of barrels)  (billions of cubic feet)
                      Consoli- Affil-          Consoli-  Affil-
                       dated   iates   Total    dated    iates  Total
Net proved reserves:
  December 31, 1997    2,253     164   2,417   20,088     1,368 21,456
  December 31, 1996    2,423      --   2,423   20,346        -- 20,346
Net proved developed
  reserves:
  December 31, 1997    1,646     120   1,766   13,097       807 13,904
  December 31, 1996    1,882      --   1,882   14,166        -- 14,166

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


Oil and Gas Sales Commitments

      Amoco sells natural gas from its producing operations under a variety of contractual arrangements. Amoco has several natural gas sales contracts that specify obligations to make available fixed and determinable quantities.

      Amoco has 39 such contracts in the United States which, as of December 31, 1997, provide for the delivery over the next three years of 507 bcf of natural gas. Amoco expects this commitment to be fulfilled from proved reserves.

      Amoco (U.K.) Exploration Company has a gas contract with Teesside Power Limited which provides deliveries of approximately 16 bcf of natural gas over the next three years. Amoco expects this commitment to be fulfilled from reserves currently being developed.

      In Trinidad and Tobago, Amoco entered into a long-term gas sales contract with Atlantic LNG Company in 1996. Deliveries are expected to commence in 1999 and approximate 79 bcf of natural gas in that year. Amoco expects this commitment to be fulfilled from reserves currently being developed.

      Amoco Canada has 20 outstanding natural gas contracts as of December 31, 1997. Over the next three years, deliveries under these contracts total approximately 527 bcf of natural gas, which Amoco anticipates will be fulfilled from proved reserves.

      Satisfying Amoco's obligations under sales contracts that specify fixed and determinable quantities is not expected to have a material adverse effect on Amoco's operations or earnings. These contracts do not limit potential gains due to future increases in market prices since essentially all are based on market postings, an index basis, are negotiated annually, or are converted from fixed prices to market prices through the use of swaps (see Note 4 to the Consolidated Financial Statements and Supplemental Data).


Supply and Marketing of NGL

     In Canada, Amoco is engaged in the wholesale marketing of NGL, which consists of ethane, propane, butanes and pentanes extracted from natural gas. The majority of Amoco's NGL is marketed on a wholesale basis under annual supply contracts which provide for price redetermination based on prevailing market prices. Sales volumes of NGL for 1997, 1996 and 1995 averaged 189,000 barrels per day, 200,000 barrels per day, and 204,000 barrels per day, respectively.

      Amoco owns or has interest in four fractionator plants in Canada and the United States. Two are located in Canada in Fort Saskatchewan and Sarnia and two are located in the United States in Hobbs, New Mexico and Mont Belvieu, Texas. In 1997, Amoco acquired a 12 percent interest in the Mont Belvieu plant, which has a design capacity to process 200,000 barrels per day of raw NGL mix.


Refining

      Amoco owns and operates five refineries in the United States. The daily operable capacity of these refineries in 1997 is shown below:

                                                  Daily
                                                 Operable
                                                 Capacity
Location of Refinery                            (barrels)

Texas City, Texas ...........................     433,000
Whiting, Indiana ............................     410,000
Mandan, North Dakota ........................      58,000
Yorktown, Virginia ..........................      57,000
Salt Lake City, Utah ........................      52,000
  Total .....................................   1,010,000

      Daily input to crude units averaged 938,000 in 1997, 954,000 barrels in 1996 and 926,000 barrels in 1995. Crude unit utilization was 92.9 percent in 1997 compared with 94.6 percent in 1996, primarily reflecting planned maintenance on a major crude processing unit. Refinery investments focused on chemical feedstock production, sustaining reliable operations, increasing crude oil flexibility, and environmental compliance.


Transportation

      Amoco operates extensive transportation facilities for crude oil, refined products, NGL, carbon dioxide ("CO2")and petrochemical feedstocks in the United States. Crude oil is transported from most of the oil-producing areas of the continental United States to refining centers in the Rocky Mountain, midwestern and southwestern states. The crude oil system delivers directly to 11 refineries, four of which are owned by Amoco. Indirectly, the system serves some 35 refineries of other companies through connecting common carrier pipelines. In addition, the refined petroleum product system is connected to three refineries. Chemical feedstock lines receive product directly from Amoco refineries and other Amoco and non-Amoco facilities, and deliver directly to various plants. NGL is gathered and then transported through a system of owned, partially owned and common carrier pipelines in Canada and the United States. In total, Amoco's pipeline network in North America aggregates over 15,000 miles. In 1997, shipments through Amoco's pipeline system in North America totaled 442 million barrels of crude oil and 397 million barrels of refined products and feedstocks.

      Minority interests are also owned in 11 other common carrier pipeline companies, including Amoco's 14.3 percent interest in Colonial Pipeline Company, a common carrier refined products pipeline system which runs 1,600 miles from near Houston, Texas, to the New York City area, and its 10.5 percent interest in Endicott Pipeline, a crude oil pipeline system which runs from the Beaufort Sea to the Trans Alaska Pipeline.

      In 1997, Amoco acquired an equity interest in the Longhorn Partners Pipeline, Inc., a joint-venture pipeline company that will use new and existing assets to move refined products from Houston to El Paso starting in late 1998. In February 1997, a pipeline from Billings, Montana, to Elk Basin, Wyoming, built as part of a joint venture with Conoco to ship Canadian crude oil to Salt Lake City and Denver, became operational. The pipeline will increase the availability of Canadian crude oil to the Salt Lake City refinery, supporting refining and marketing plans for the northern Rocky Mountain states.

      Development of the Destine Pipeline system to transport hydrocarbons from Marlin to onshore Mississippi was approved in 1997. The Destine Pipeline system is jointly owned by Amoco, Shell Oil Company and Sonnet Exploration. The pipeline will be used to move product into the natural gas processing plant in Pascagoula, Mississippi.

      Amoco also owns and leases a number of trucks and railcars which are used to transport crude oil, raw materials, refined products and chemicals in North America.

      As of December 31, 1997, Amoco owned three U.S. Flag tug/barges and bareboat chartered another tug/barge, giving Amoco an aggregate of 79 thousand deadweight tonnage ("DWT"). In February 1997, Amoco sold a U.S. Flag tug/barge with an aggregate of 21 thousand DWT. Amoco was also committed under long-term time charters to three international flag tankers, totaling 240 thousand DWT. An additional 350 thousand DWT was time chartered on a short-term basis, of which 51 thousand DWT was for a U.S. Flag tanker.


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

      In the United States, Amoco's marketing of petroleum products is concentrated in the midwest, east and southeast. Amoco supplies about 9,300 gasoline retail outlets, of which approximately 3,200 are either owned or leased. Most of these outlets are independently operated. Amoco continues to reposition its marketing operations by acquisitions, asset recapitalization and construction of high volume facilities, including cobranded sites with retailers such as McDonald's Corporation. In 1997, petroleum products sales volumes averaged 1.2 million barrels per day in the United States, about the same as in 1996. Gasoline sales increased five percent during 1997, and averaged 660,000 barrels per day for the year.
Distillates sales averaged 339,000 barrels per day, about eight percent lower than in 1996.

      U.S. sales volumes of petroleum products for the three years ended December 31, 1997, are detailed below:

                             1997      1996       1995
                           (thousands of barrels per day)
United States:
  Gasoline ..............     660       630        614
  Distillates ...........     339       370        366
  Other products ........     204       201        191
    Total ...............   1,203     1,201      1,171



Chemicals

      Amoco produces and markets a variety of petroleum-based chemicals worldwide. Chemical feedstocks include paraxylene ("PX"), metaxylene, olefins, and styrene used as raw materials for other chemical product lines. Chemical intermediates include purified terephthalic acid ("PTA"), the preferred raw material for the manufacture of polyester; purified isophthalic acid ("PIA") used for isopolyester resins and gel coats; trimellitic anhydride used principally in plasticizers; polybutene used in lubricating oil additives; dimethyl-2,6-naphthalene dicarboxylate, commonly known as "NDC", used for photographic film and specialized packaging; linear alpha-olefins used for polyethylene, detergents and plasticizers; and poly alpha-olefins used as base stock for synthetic lubricants. Polymers include polypropylene used for molded products, fibers and films; engineering polymers used for medical, automotive and electronic applications; and carbon fibers used in sporting goods and aerospace applications. Fabrics and fibers are primarily used in carpet backing, home furnishings and industrial uses such as civil engineering fabrics and bulk bags.

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

      A wholly owned chemical plant at Geel, Belgium manufactures PTA, PIA and polypropylene. Facilities for the fabrication of carpet backing and industrial cloth from polypropylene are located in the United Kingdom, Germany, Australia and Brazil. In 1997, Amoco began operations at a carpet-backing plant in Gyor, Hungary. Linear alpha-olefins and poly alpha-olefins are processed at a plant in Feluy, Belgium.

      In 1997, Amoco's PTA plant in Kuantan, Malaysia was expanded by 100,000 metric tons in mid-year. Amoco's PTA joint-venture plant in Indonesia was successfully started in September 1997. A 500,000 ton PTA unit in Mount Pleasant, South Carolina came onstream in June 1997. Construction continues on a new 500,000 ton Geel, Belgium PTA unit, which is scheduled to start in the second quarter of 1998.

      Amoco also holds a 50 percent interest in a fabrics plant in China; a 50 percent interest in an isophthalic acid plant in Japan; and the following interests in PTA plants: 49 percent in Brazil; 50 percent in Indonesia; 50 percent in Taiwan; 35 percent in South Korea; and 9 percent in Mexico. Amoco holds a 40 percent interest in Singapore Aromatics Company, which operates an aromatic complex that includes 350,000 tons of PX capacity.

      The following table sets forth chemical segment revenues for the three years ended December 31, 1997:

                                1997      1996      1995
                                 (millions of dollars)
Chemical feedstocks ........  $ 1,230   $   745   $   704
Chemical intermediates .....    2,607     2,533     2,622
Polymers ...................      980       938       890
Fabrics and fibers .........      927       963       970
Foam products ..............       --       181       288
Other ......................      646       409       243
  Total worldwide ..........  $ 6,390   $ 5,769   $ 5,717



Other Operations

      Amoco has a wholly owned real estate subsidiary, AmProp, Inc. ("AmProp"), which was formed in late 1988. AmProp was established to develop a portfolio of actively managed real estate investments. The real estate investments have been developed in partnerships with local developers. One such venture, the Cantera development west of Chicago, began occupancy in 1997 and will eventually consist of nine million square feet of office, light-industrial, and multi-family residential units. The project will also include retail, hotel, and recreational developments.

        Amoco conducts certain non-petrochemical technology development through a separate operating subsidiary, Amoco Technology Company. Currently, the operating company has interests in two areas of major focus: photovoltaics (solar power) and genomic disease management.

      Amoco/Enron Solar, a partnership with Enron Corporation, manufactures and markets semicrystalline and amorphous silicon modules that produce electricity directly from sunlight, as well as develops solar powered electric generation facilities.

      Vysis, Inc. is a genomic disease management company that develops, commercializes and markets clinical products that provide information critical to the evaluation and management of cancer, prenatal disorders and other genetic diseases. The company currently markets five clinical products cleared by the Food and Drug Administration, more than 240 research products, an integrated line of genetic imaging workstations and other instruments for cytogenetic analysis. In February 1998, Vysis, Inc. completed a public offering of its common stock. Amoco retains a 69 percent interest in this previously wholly owned venture.

      Amoco has retained LaSalle Partners to handle the possible sale of the Amoco Building in Chicago, Illinois, the headquarters of Amoco.


Research

      Research operations are conducted primarily at five research locations. At Tulsa, Oklahoma, research activities are directed toward new and improved methods for finding and producing crude oil and natural gas. In Naperville, Illinois, research is conducted to develop new and enhanced chemical and petroleum products and processes. These efforts include improvement of product performance and methods used in the manufacturing of chemicals and polymers, and refining of crude oil. The Alpharetta, Georgia, research facility also conducts research for polymers and engineered resins, and at Austell, Georgia, research and development activities focus on extending and creating synthetic fabrics, fibers, yarns and related processing equipment. Research and development in support of genetic research and products is carried out at Downers Grove, Illinois.

       Expenditures for research and technology development activities totaled $151 million in 1997, $171 million in 1996 and $175 million in 1995. An average of 834, 854 and 1,000 professional employees were engaged full-time in these activities during 1997, 1996 and 1995, respectively.


Employees

      Amoco had 43,451 employees in its worldwide operations as of December 31, 1997. Of this total, 32,726 were located in the United States, with approximately 16 percent represented by various labor organizations. The remaining 10,725 employees were located in non-U.S. countries, of which approximately 28 percent were represented by labor groups.


Competition

       All phases of the petroleum and chemical industries, comprising numerous competitors large and small, are highly competitive, including the search for and development of new sources of supply; the construction and operation of crude oil and refined products pipelines; and the refining, manufacturing, distributing and marketing of petroleum and chemical products. The petroleum industry also competes with other industries in supplying energy, fuel and other needs of consumers. Amoco does not consider one or a small group of competitors to be dominant in the industries in which it competes. In 1997, Amoco was the largest corporate producer of natural gas in the United States. Amoco believes that it ranked sixth in crude oil and natural gas liquids production in the United States in 1997. Amoco sells petroleum products in 33 states and the District of Columbia. Amoco is among the largest U.S. chemical companies in terms of sales revenues. Amoco is the world's largest manufacturer of PTA, with annual capacity of 6.7 million metric tons, including joint ventures. Amoco is also the world's leading manufacturer of paraxylene with annual production capacity of 2.1 million metric tons, including joint ventures. Amoco has operations in approximately 30 countries. In addition, the discussion under the headings "Exploration and Production," "Reserves," "Oil and Gas Sales Commitments," "Supply and Marketing of NGL," "Refining," "Transportation," "Marketing of Petroleum Products," "Chemicals," "Other Operations" and "Research" in Items 1 and 2 of this Form 10-K discloses more detailed information on product markets included in the various segments of Amoco's operations.


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

      The DOE and the Federal Energy Regulatory Commission ("FERC") have jurisdiction over Amoco's common carrier pipelines engaged in the interstate transportation of crude oil. The Interstate Commerce Act requires Amoco to file tariffs showing all rates, charges and regulations for movements through its common carrier pipeline system. FERC has the authority to establish rates for regulated movements. Various state agencies also regulate Amoco's common carrier pipelines engaged in the intra-state transportation of crude oil.

      An excise tax, commonly known as the Superfund tax, became effective on January 1, 1987. This tax is imposed to finance an $11.97 billion hazardous substance cleanup program. The tax consists of four parts: (1) a petroleum tax, imposed at a rate of
9.7 cents per barrel for domestic crude received at U.S. refineries and imported petroleum products (including crude oil). In addition, the Oil Spill Liability Trust Fund Tax became effective January 1, 1990. This tax, which was imposed at the rate of 5 cents per barrel and is an additional part of the petroleum tax portion of the Superfund tax imposed upon domestic crude and imported petroleum products (including crude oil), was suspended effective July 1, 1993; (2) a chemical feedstock tax, imposed at a rate of up to $4.87 per ton for taxable chemicals. Effective January 1, 1989, certain taxable substances, which are manufactured from chemicals subject to the chemical feedstock tax, are taxable on imports into the United States. On export, these substances are eligible for a credit or refund of the chemical feedstock tax paid on chemicals used in their manufacture; (3) a broad-based environmental tax, imposed at a rate of 0.12 percent of a corporation's "modified alternative minimum taxable income" in excess of $2 million as computed under the Tax Reform Act of 1986. This tax applies regardless of whether a taxpayer has any alternative minimum tax liability; and (4) an underground storage tank tax, which is imposed at a rate of 0.1 cent per gallon of gasoline and certain other fuels. Effective January 1, 1996 the Superfund tax expired. However, part (4) the underground storage tank tax was reimposed effective October 1, 1997, at the same rate and on the same fuels as previously imposed. The other parts of the Superfund tax are subject to reauthorization by Congress.


Safety, Health and Environmental Protection

      Amoco facilities and products are subject to a large body of national and local laws and regulations regarding protection of human health, safety and the environment. The Corporation is committed  to  safety,  health  and environmental  stewardship,  as reflected in its policies and programs. An auditing program periodically evaluates and assures the integrity and effectiveness of safety, health and environmental management systems in use at Amoco facilities and operations worldwide. The Amoco Crisis Management system seeks to provide rapid and effective response in the event of an emergency at Amoco operations.

      Amoco's chemical and petroleum products are manufactured and sold in compliance with numerous laws and regulations related to product safety. The Corporation has a product stewardship program to evaluate the safety, health and environmental aspects of its products, to obtain necessary country-specific clearances for the sale of products, and to provide information to employees and customers on the safe and environmentally sound use of Amoco products. Additionally, Amoco's refining and marketing operations continue to adapt to current and future reformulated gasoline requirements under clean air laws.

       Amoco's operations face strict controls on release of pollutants to the air, water, soil and ground water. Process equipment and pollution control devices continue to be upgraded or added to meet environmental standards. Waste handling and treatment strategies are reviewed and adjusted to meet requirements for environmental protection.

       Remediation of contaminated sites under the Resources Conservation and Recovery Act, the federal Superfund law, and similar state laws is ongoing and will continue for the foreseeable future. Existing and potential remediation obligations are identified through an assessment program, and numerous projects are under way to address the contamination found. The Corporation is also subject to claims made for natural resource damages under several federal laws.

      In the future, new laws or regulations intended to address global climate change could impact emission monitoring or reduction requirements at Amoco operations and facilities. Such requirements also might have impacts on manufacturing processes, product formulation or product characteristics.

      Amoco's 1997 capital expenditures for existing environmental regulations totaled $89 million. In addition, Amoco spent $292 million for related operating costs and research and development, and $59 million for mandated and voluntary remediation projects. Remediation costs in 1998 are expected to approximate the 1997 level. Capital expenditures in the environmental area are expected to be approximately $96 million in 1998. In 1999, approximately the same level of environmental spending is expected.

Executive Officers of the Registrant

      Certain information required by Item 10 with respect to executive officers is incorporated by reference to pages 2-7 of Amoco's Proxy Statement dated March 16, 1998. The following table sets forth information concerning other executive officers of Amoco as of March 1, 1998:

                                                               Served
                                                                 as
                                                              Executive
                                                               Officer
       Name                 Principal Occupation         Age    Since
John F. Campbell .  Senior vice president, human          54    1998
                      resources
John L. Carl .....  Executive vice president and          50    1991
                      chief financial officer
James E. Fligg ...  Senior executive vice president,      61    1991
                      strategic planning and
                      international business development
L. Richard Flury .  Executive vice president,             50    1994
                      exploration and production sector
W. Douglas Ford ..  Executive vice president,             54    1992
                      petroleum products sector
Enrique J. Sosa ..  Executive vice president,             57    1995
                      chemicals sector
George S. Spindler  Senior vice president, law and        60    1989
                      corporate affairs
David F. Work ....  Senior vice president, shared         52    1996
                      services

     An officer holds office until his or her resignation, removal, death, retirement or termination of employment with Amoco. All executive officers, with the exception of Enrique J. Sosa, have been employed by Amoco or its subsidiaries for more than five years.

      John F. Campbell was appointed Senior Vice President, Human Resources effective January 1, 1998 replacing R. Wayne Anderson. From April 1996 through December 1997, John F. Campbell was the Vice President of Human Resources for Corporate People Strategies. He was named Vice President Corporate People Strategies and Chemicals Sector HR Contact Executive in April 1997 and Vice President Executive Resources and Chemicals Sector HR Contact Executive in January 1995. Prior to that time, Mr. Campbell had been General Manager Executive Resources since 1992 and progressed through a series of Human Resources managerial positions between 1967 and 1992.

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

       W. Douglas Ford was elected Executive Vice President, effective July 1, 1993. His title changed to Executive Vice President, Petroleum Products Sector effective July 1, 1994. He was named President of Amoco Oil Company in July 1992. In February 1991, W. Douglas Ford was named Executive Vice President of Amoco Oil Company.

      Enrique J. Sosa was appointed Executive Vice President, Chemicals Sector, effective October 1, 1995. From 1990, Enrique J. Sosa was Senior Vice President of Dow Chemical Company and President of Dow North America.

      David F. Work was appointed Senior Vice President, Shared Services, effective January 1, 1996. David F. Work joined Amoco in 1970 and was Group Vice President of Worldwide Exploration for Amoco Production Company from February 1992 to the effective date of his current appointment.

      Except as previously described, others shown in the table on the previous page, who have been officers less than five years, served in substantially the same position but were not officers or had different officer titles.


Item 3.  Legal Proceedings

      Twelve proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7.25 million.

      The Internal Revenue Service ("IRS") has challenged the application of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1992. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to 1980 through 1982. The Corporation filed a petition in the U.S. Tax Court contesting the IRS statutory Notice of Deficiency. Trial on the matter was held in April 1995, and a decision was rendered by the U.S. Tax Court in March 1996, in Amoco's favor. The IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Seventh Circuit, and on March 11, 1998, the Seventh Circuit affirmed the Tax Court's prior decision. A comparable adjustment of foreign tax credits for each year has been proposed for the years 1983 through 1992 based upon subsequent IRS audits. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. Consequently, this dispute is not expected to have a material adverse effect on liquidity, results of operations, or the consolidated financial position of the Corporation.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                ___________________________________

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

                                              Cash
                          Market Prices     Dividends
                        High       Low      Per Share
1997
First quarter .....   $ 91 5/8  $ 80 1/4      $ .70
Second quarter ....   $ 91 7/8  $ 79 1/4      $ .70
Third quarter .....   $ 99      $ 87          $ .70
Fourth quarter ....   $ 98 3/8  $ 81 13/16    $ .70
1996
First quarter .....   $ 74 1/8  $ 67 1/2      $ .65
Second quarter ....   $ 75 1/8  $ 69 1/2      $ .65
Third quarter .....   $ 72 5/8  $ 65          $ .65
Fourth quarter ....   $ 83 1/2  $ 70 1/4      $ .65

     Year-end 1997 and 1996 market prices were $85 1/8 and $80 1/2, respectively.

     Amoco had 134,029 shareholders of record at December 31, 1997.

      The quarterly cash dividend was raised to 75 cents per share, effective with the first quarter 1998 dividend.

      Amoco declared a two-for-one split of each share of common stock outstanding on March 31, 1998.

Item 6.  Selected Financial Data

      The following selected financial data, as it relates to the years 1993 through 1997, have been derived from the consolidated financial statements of Amoco, including the consolidated statement of financial position at December 31, 1997 and 1996 and the related consolidated statement of income and consolidated statement of cash flows for the three years ended December 31, 1997, and the notes thereto, appearing elsewhere herein.

                              1997     1996     1995     1994     1993
                              (millions of dollars, except per-share
                                        amounts and ratios)
Income statement data--
Year ended December 31:
  Sales and other operating
    revenues (excluding
    consumer excise taxes)  $31,910  $32,150  $27,066  $26,048  $25,336
  Net income .............. $ 2,720  $ 2,834  $ 1,862  $ 1,789  $ 1,820
  Net income per share
    (basic) ............... $  5.55  $  5.69  $  3.76  $  3.60  $  3.66
  Net income per share
    (assuming dilution) ... $  5.52  $  5.67  $  3.75  $  3.57  $  3.63
  Cash dividends per share  $  2.80  $  2.60  $  2.40  $  2.20  $  2.20
  Ratio of earnings to
    fixed charges (*) .....     9.1     10.3      6.9      8.9      8.0
Balance sheet data-At
  December 31:
  Total assets ............ $32,489  $32,100  $29,845  $29,316  $28,486
  Long-term debt .......... $ 4,639  $ 4,153  $ 3,962  $ 4,387  $ 4,037
  Shareholders' equity .... $16,319  $16,408  $14,848  $14,382  $13,665
  Shareholders' equity per
    share ................. $ 33.79  $ 33.00  $ 29.91  $ 28.97  $ 27.53

(*) Earnings consist of income before income taxes and fixed charges; fixed charges include interest on indebtedness, rental expense representative of an interest factor, and adjustments for certain companies accounted for by the equity method.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Highlights                          1997      1996      1995
Net income (millions) .......    $ 2,720   $ 2,834   $ 1,862
Net income per share (basic).    $  5.55   $  5.69   $  3.76
Net income per share
  (assuming dilution) .......    $  5.52   $  5.67   $  3.75
Cash dividends per share ....    $  2.80   $  2.60   $  2.40
Return on average
  shareholders' equity ......      16.6%     18.1%     12.7%
Return on average
  capital employed ..........      13.2%     13.8%     10.3%

      Net income for 1997 was $2.7 billion, second only to record 1996 earnings of $2.8 billion, and $800 million above the $1.9 billion earned in 1995. Year-to-year comparisons of net income were affected by significant unusual items summarized in the table below.

incr.(decr.) net income            1997      1996      1995
                                    (millions of dollars)
Net asset dispositions
  and impairments ...........    $  271    $  153    $ (297)
LIFO inventory ..............        --        90        --

      Amoco's continued aggressive portfolio management in 1997 focused on investing in significant growth opportunities while identifying non-strategic assets to be divested. Earnings in 1997 included $271 million of net gains from asset dispositions, primarily the sale of non-core oil and gas properties in the United States. Asset sales in the United States, including the sale of a natural gas pipeline unit in Texas, generated proceeds of about $1.2 billion. Additional sales of U.S. oil and gas properties are expected to be completed in early 1998.

      Included in 1996 earnings were gains of $97 million on the sale of Amoco's polystyrene foam products business and $56 million on the sale of certain Canadian oil and gas properties, and a $90 million gain from a reduction in last-in, first-out ("LIFO") inventory levels. Earnings in 1995 included an $83 million gain on the sale of Amoco Motor Club; non-cash charges of $380 million associated with asset impairments reduced 1995's income.

      Excluding these unusual items for all periods, 1997 earnings of $2,449 million were five percent below 1996 earnings of $2,591 million, but were 13 percent above 1995 earnings of $2,159 million.
      Earnings in 1997 benefited from higher natural gas prices and improved refining operations and petroleum product sales margins. Also benefiting 1997 results were continued efficiencies accruing from Amoco's Shared Services operations. Adversely affecting 1997 earnings were lower crude oil prices and lower production volumes. Chemical earnings were below 1996 levels, as excess industry capacity  put  downward  pressure  on  sales  prices  and  margins, especially for paraxylene ("PX"). Higher corporate expenses reflecting increased interest expense, adverse currency effects and revised estimates of tax obligations, also contributed to the decline.

      Sales and other operating revenues totaled $32 billion for 1997, about the same as in 1996. Natural gas revenues increased five percent primarily as the result of higher prices. Chemical revenues increased by seven percent, as higher sales volumes associated with capacity additions and acquisitions more than offset lower prices. Refined product and crude oil revenues declined four percent and six percent, respectively, mainly reflecting lower prices.

      Equity in income of affiliates and other income of $926 million in 1997 was $350 million above 1996, primarily reflecting the gain on U.S. non-core exploration and production ("E&P") property dispositions.

      Total costs and expenses on a worldwide basis totaled $33 billion, a slight increase from 1996. Operating expenses increased eight percent primarily resulting from higher refinery maintenance costs and costs associated with the start-up of production in Venezuela and Bolivia, increased activity in Trinidad and higher maintenance costs related to operations in the North Sea and the United States. Interest expense increased $209 million in 1997, reflecting an increase in long-term debt, as well as interest expense associated with revised estimates of tax obligations. Lower selling and administrative expenses, exploration expenses and costs for purchased materials and products were partly offsetting. Net income also benefited from favorable prior-year tax adjustments.


Industry Segments

      In 1997, Amoco changed the basis upon which operations are grouped for the purpose of business segment reporting to maintain alignment with changes made in its internal structure. Canadian supply and marketing operations for crude oil, sulfur and natural gas liquids ("NGL") are now included in the petroleum products segment. Previously, those businesses were reported in the Canadian E&P segment. Segment earnings for prior years have been restated to conform to the new basis.

      Results on a segment basis, for the five years ended December 31, 1997, are presented in the table below:


                               Consolidated Results on a Segment Basis

                              1997     1996    1995     1994     1993
                                      (millions of dollars)
Exploration and production
  United States ..........  $1,447   $1,132  $  463   $  820   $  826
  Canada .................     195      201    (102)     113      347
  Europe .................     145      118      88      (65)    (102)
  Other ..................     193      333     245       76      (48)
    Subtotal .............   1,980    1,784     694      944    1,023

Petroleum products .......     587      528     491      496      815
Chemicals ................     493      735     963      485      222
Corporate and other
  operations* ............    (340)    (213)   (286)    (136)    (240)
    Net income ...........  $2,720   $2,834  $1,862   $1,789   $1,820


*Corporate and other operations include net interest and general corporate expenses, and the results of investments in technology companies, real estate interests and other activities.


Exploration and Production

Worldwide

      Exploration and Production earnings totaled $1.6 billion in 1997, excluding net gains of $352 million associated with the disposition of non-strategic properties, compared with earnings of $1.8 billion in 1996. Higher worldwide natural gas prices favorably affected 1997 results. More than offsetting this favorable factor were lower crude oil and NGL prices and a decline in North American crude oil and natural gas production, due to normal field declines and dispositions.

     Worldwide, Amoco produced 637,000 barrels per day of crude oil and NGL and 4.1 billion cubic feet ("bcf") per day of natural gas. Production declined the equivalent of 65,000 barrels per day from 1996, reflecting normal field declines and dispositions, primarily in the United States. The production decline was mitigated by incremental or new production in Colombia, Venezuela, Argentina and Bolivia. These new areas along with production in Azerbaijan are projected to add about 50,000 oil-equivalent barrels per day to 1998 production.

      In 1997, Amoco replaced 178 percent of its production (excluding ownership changes) with new reserves. This was the fifth consecutive year in which reserve additions, (improved recovery, discoveries and revisions) exceeded production. Exploration activities focused on 20 countries in 1997. Amoco's worldwide exploration drilling success rate was 48 percent. Success in recent years came from a combination of new technology, such as 3-D seismic imaging -- utilized over the past few years -- and concentrating on selected countries.


United States

      United States E&P operations earned $1.4 billion in 1997. Excluding gains of $329 million related to non-core property dispositions, 1997 earnings of $1,118 million were comparable with 1996 earnings of $1,132 million. Higher natural gas prices and lower exploration expenses of $41 million before tax favorably affected 1997 results. These favorable factors were offset by lower crude oil prices and production volumes.

      Amoco's average U.S. natural gas prices of $2.15 per thousand cubic feet ("mcf") in 1997 increased $.22 per mcf from 1996. Amoco's U.S. crude oil prices averaged $18.47 per barrel, down over $1.70 per barrel from 1996, reflecting the effect of more than adequate crude oil supplies.

      U.S. natural gas production averaged 2.4 bcf per day in 1997, down eight percent from 1996. Crude oil and NGL production averaged 274,000 barrels per day, also down eight percent from 1996. The decline in production resulted from normal field declines and property dispositions.


Canada

      Canadian E&P operations earned $195 million in 1997, compared with earnings of $201 million in 1996. A gain of $56 million on asset dispositions, including Amoco's remaining investment in Crestar Energy Inc., benefited 1996 earnings. Higher natural gas prices and a gain on the sale of Amoco's arctic drilling unit of $35 million impacted 1997 earnings.

      Amoco's 1997 Canadian natural gas prices averaged $1.38 per mcf, $.23 per mcf over 1996 levels. Crude oil prices of $14.19 per barrel in 1997 were down $3.54 per barrel, reflecting lower industry prices and increased heavy-oil production.

      Amoco's Canadian natural gas production of 761 million cubic feet ("mmcf") per day in 1997 declined seven percent from 1996 levels due to normal field declines and property dispositions. Crude oil and NGL production averaged 61,000 barrels per day, the same as in 1996, as increased heavy-oil production offset normal field declines and dispositions. In 1997, heavy-oil production averaged 28,000 barrels per day, up from 20,000 barrels per day in 1996.

Overseas

      European exploration and production operations earned $145 million in 1997, $27 million higher than the $118 million earned in 1996. The increase in 1997 earnings primarily reflected higher crude oil and natural gas production, higher natural gas prices and a gain on a property disposition. Partly offsetting these factors were lower crude oil prices, higher exploration expenses of $18 million before tax and higher operating expenses.

      Exploration and production operations in other overseas areas earned $193 million in 1997, down from the $333 million earned in 1996. Higher operating expenses, mainly reflecting start-up of production and increased maintenance costs, and lower crude oil prices and production, more than offset increased natural gas prices and production.

     Overseas crude oil and NGL production averaged 302,000 barrels a day, a slight decline from 1996, primarily reflecting lower production in China and Egypt. Partly offsetting the decline was new production in Venezuela and Bolivia and increases in Norway and the United Kingdom. Natural gas production increased two percent to 1,013 mmcf per day, primarily from new production in Argentina and Bolivia.


Petroleum Products

      Petroleum products operations earned $587 million in 1997, compared with earnings of $528 million in 1996. The drawdown of inventories valued under the LIFO method benefited operations in 1996 by $90 million. Adjusting for that item, 1997 earnings were $149 million higher than 1996 earnings of $438 million, reflecting improved refinery operations and higher U.S. refined product margins and volumes. Refined product margins increased 2.4 cents-per-gallon during 1997 as declining crude oil costs more than offset the 2.5 cents-per-gallon decline in the average selling prices.

      Petroleum product sales volumes averaged 1.4 million barrels per day in 1997, about the same as 1996. Gasoline sales averaged 660,000 barrels per day, an increase of five percent, in response to new and aggressive marketing initiatives. Distillate sales volumes averaged 339,000 barrels per day. The refinery utilization rate averaged 93 percent of rated capacity in 1997, compared with 95 percent in 1996, primarily reflecting planned maintenance on a major crude processing unit. The refinery yield rate was at 107.0 percent in 1997, the same as in 1996.


Chemicals

     Chemical operations earned $493 million in 1997, compared with 1996 earnings of $735 million. Charges related to the anticipated disposition of certain non-core chemical operations lowered 1997 earnings by $81 million, while 1996 earnings included a gain of $97 million from the sale of Amoco's polystyrene foam products business.

      Adjusting both years for these items, 1997 earnings of $574 million were ten percent lower than 1996. The lower earnings in 1997 mainly reflected a decline in PX margins and the absence of foreign investment incentives. Partially offsetting were increases in purified terephthalic acid ("PTA") and PX sales volumes, reflecting capacity additions, and higher olefins margins. In 1997, produced volumes for PX increased about 30 percent; polypropylene sales volumes were up 11 percent; and PTA sales volumes increased 23 percent. Overall, chemicals' capacity utilization rates averaged 93 percent in 1997 and 94 percent in 1996.


Corporate and Other Operations

      Corporate and other operations include net interest and general corporate expenses, and the results of investments in technology companies, real estate interests and other activities. This segment incurred net after-tax expenses of $340 million in 1997, compared with net expenses of $213 million in 1996. The increase in corporate and other operations expenses primarily reflected an increase in interest expense resulting from higher corporate debt balances, revised estimates of tax obligations, including associated interest expense, and adverse currency effects of $38 million.


1996 vs. 1995

      Excluding unusual items, 1996 earnings of $2,591 million increased 20 percent over 1995 earnings of $2,159 million. Higher crude oil and natural gas prices and an increase in worldwide natural gas production contributed to the improvement. Offsetting those favorable items were lower chemical and petroleum product earnings resulting from lower margins.

     U.S. exploration and production operations earned $1.1 billion in 1996 compared with $463 million in 1995. After-tax charges of $234 million for impairment of crude oil and natural gas producing properties were included in 1995 earnings. Excluding that item, 1996 earnings increased by $435 million, mainly reflecting a 43 percent increase in Amoco's average natural gas prices and a 26 percent increase in Amoco's average crude oil prices.

      Earnings outside the United States for exploration and production operations were $652 million, an increase of $421 million over 1995. The improvement in earnings primarily reflected higher crude oil and natural gas prices and higher natural gas production volumes. Included in the 1996 results were gains on the sale of assets of $56 million. Included in 1995 earnings were impairment charges of $93 million.

      In 1996, petroleum products earnings of $528 million compared with earnings of $491 million for 1995. The drawdown of inventories valued under the LIFO method benefited 1996 results by $90 million. Included in 1995 earnings were an after-tax gain of $83 million from an asset sale and an after-tax impairment charge of $11 million. Adjusting both years, 1996 adjusted earnings were $438 million compared with $419 million for 1995.

      The slight increase in petroleum products earnings reflected higher Canadian supply and marketing earnings, higher sales volumes and a gain on an asset sale. Offsetting these factors were lower refining margins and higher expenses related to international business development. In late 1996, Amoco decided to sell its retail outlets in Central Europe as part of the Corporation's strategy to concentrate on retail marketing operations in North America. The Corporation completed the sale of those facilities in 1997.

     In 1996, chemical operations earned $735 million compared with 1995 earnings of $963 million. Included in 1996 earnings was a gain of $97 million from the sale of Amoco's polystyrene foam products business. Included in 1995 earnings were charges of $42 million related to the impairment of specialty polymer facilities. After adjusting for special items, 1996 earnings of $638 million were 37 percent lower than adjusted 1995 earnings.

      The decrease in chemicals earnings was primarily related to a sharp drop in margins for major product lines and the impact from industrywide inventory "destocking" of PTA and PX. Partially offsetting those factors were increases in sales volumes, reflecting capacity additions and acquisitions, and investment incentives.

     The decrease in corporate and other operations net expenses to $213 million in 1996 from $286 million in 1995 resulted from lower interest expense associated with revised estimates of tax obligations, and a gain on an asset disposition.


Outlook

      The volatility of crude oil, natural gas and refined product prices, and the overall product supply/demand balance of the petrochemical industry will continue to affect Amoco's profitability. While refining margins strengthened during 1997, over the long term Amoco anticipates refining margins being under pressure in a very competitive U.S. market. Uncertainty in world markets, particularly in Asia, new governmental regulation and technological advances add to the significant challenges that must be addressed and successfully managed by Amoco.

      Amoco believes it has the structure and resources to allow it to achieve improvements in profitability and growth of its businesses through intensive portfolio management. Amoco also expects to continue to benefit from ongoing cost reduction programs. Efficiency gains are expected through development of new work processes, alliances, joint ventures, strategic acquisitions and divestments and increased volume growth in its operations.

     Amoco's worldwide barrel-oil-equivalent production is expected to increase from 1996 levels by 25 percent by the year 2001, with the largest increases expected to occur in the later years. Significant contributions are anticipated from the deepwater Gulf of Mexico, Trinidad, Venezuela, Colombia, Argentina, Bolivia, Egypt, and the Caspian Basin.

     In late 1997, Amoco and Bridas Corporation formed Pan American Energy LLC ("Pan American"), which created one of the largest producers of crude oil and natural gas in Argentina. In Bolivia, Amoco acquired an interest and assumed operatorship of the new Bolivian company, Empresa Petrolera Chaco S.A. ("Chaco").

     Earlier in 1997, Altura Energy Ltd. was established to operate the combined oil and gas producing properties of Amoco and Shell Oil Company in west Texas and southeast New Mexico. Amoco has a 64 percent interest in the venture. Amoco also formed a limited partnership with YPF S.A., called Crescendo Resources L.P., to manage about one trillion cubic feet of natural gas reserves in the Texas Panhandle and western Oklahoma.

      In petroleum products, a key to Amoco's improved performance in its refining operations is a new approach and organization that is enhancing revenues and improving refinery utilization simultaneously. This has led to aggressive changes in three key work areas: planning and scheduling, control and optimization, and asset management. Amoco has already seen benefits during 1997, and expects further improvements in the future.

      Amoco's marketing strategy will continue to emphasize brand product quality and growth in its position as a convenience retailer, with the objective of increasing gasoline volumes an average of four percent per year over the long term. The new convenience store format, Split Second, has the potential to increase site profits compared with traditional food shops. Amoco also has a renewed commitment to the service bay, called Certicare, which has the potential for growth. Strategic marketing alliances with such companies as McDonald's Corporation and Fomento Economico Mexicano S.A. de C.V. in Mexico are expected to continue.

      In chemicals, Amoco's overall strategy is to manage its portfolio to maximize existing business value by stronger functional excellence, increased market focus and more efficient management of opportunities. Amoco is in the process of selectively increasing capacities within its chemical portfolio. While current industry excess PTA capacity is putting downside pressure on margins, long-term worldwide annual growth is expected to be eight percent. PX long-term annual growth is expected to be seven percent. In order to meet expected growth in PTA and PX, Amoco is expanding its wholly owned and joint-venture operations. A 500,000 ton PTA unit at the Corporation's plant in Geel, Belgium, is expected to be completed in 1998, while a new 420,000 ton PX unit at the same location is scheduled for mechanical completion in late 1999.

       In the specialty chemical area, Amoco's dimethyl-2,6-naphthalene dicarboxylate ("NDC") plant in Decatur, Ala., achieved full-scale production capacity of 27,000 tons per year in the third quarter of 1997. Amoco is planning expansion of this facility to between 40,000 and 50,000 tons by 2000.

      Amoco is also expanding its polypropylene capacity, adding a 250,000 ton unit at its existing plant near Alvin, Texas. Alpha-olefins capacity is being expanded by 100,000 tons at a plant in Belgium.


Liquidity and Capital Resources

      In 1997, cash flow from operating activities totaled $4.6 billion, compared with $4.8 billion in 1996.

      Total short- and long-term debt was $5.6 billion at year-end 1997, compared with $5.1 billion at year-end 1996. Debt as a percent of debt-plus-equity was 25.4 percent at December 31, 1997, up from 23.6 percent at year-end 1996, reflecting new borrowings undertaken during the year.

      Working capital was $1.0 billion at year-end 1997, compared with $924 million at year-end 1996. At year-end 1997, the Corporation's current ratio was 1.17 to 1. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

     Cash dividends paid in 1997 totaled $1.4 billion, or $2.80 per share, compared to $1.3 billion, or $2.60 per share in 1996. The quarterly cash dividend was raised to 75 cents per share, effective with the first-quarter 1998 dividend, an increase of 5 cents per share, or seven percent. The cash dividend has been raised 20 cents per share each year from 1994 through 1998, an increase of 36 percent over the period. Amoco also declared a two-for-one split of each share of common stock outstanding on March 31, 1998.

      As of December 31, 1997, Amoco completed $1.2 billion of the previously announced $2 billion, two-year common stock repurchase program, representing 13.4 million common shares. Amoco plans to complete the repurchase program during 1998. Stock repurchased under the program was in addition to shares purchased for benefit plan purposes.

      The Corporation believes its strong financial position will permit the financing of its business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At December 31, 1997, bank lines of credit available to support commercial paper borrowings were $500 million, all of which were supported by commitment fees.

     The Corporation also may use its favorable access to long-term debt markets to finance profitable growth opportunities. During 1997, Amoco Company issued $300 million of 10-year, 6.5% guaranteed notes and $200 million of seven-year, 6.25% guaranteed notes. A $500 million shelf registration for debt securities is on file with the Securities and Exchange Commission to permit ready access to capital markets.

      With the 21st century approaching, Amoco has been addressing the issue of adapting its computer systems to process information in the year 2000 and beyond. As part of the Corporation's renewal process, Amoco has been implementing new systems and upgrading its computer technology. In addition, Amoco has reviewed its information and process control systems, as well as other electronic control systems, to identify all critical equipment and software that will need to be altered or replaced to be prepared for the year 2000. The upgrading of these systems for the year 2000 is under way, and will occur primarily during the three years ending in December 1999. Incremental costs related to the year 2000 issue, beyond the Corporation's normal level of systems renewal or spending primarily designed to provide increased functionality unrelated to the year 2000, are expected to reduce income by about $55 million before tax in 1998, and by about $100 million over the three-year period.


Price risk management

      Amoco is routinely exposed to hydrocarbon commodity price risk. It manages a portion of that risk mainly through the use of futures contracts, swaps and options generally to achieve market prices on specific purchase and sales transactions. See Notes 1 and 4 to the Consolidated Financial Statements and Supplemental Information, "Market Risks and Derivative Instruments."


Environmental protection and remediation costs

      The Corporation has provided in its accounts for reasonably estimable future costs of probable environmental remediation obligations. These amounts relate to various refining and marketing sites, chemical locations, and crude oil and natural gas operations, including multi-party sites where Amoco has been identified as a potentially responsible party by the U.S. Environmental Protection Agency. Such estimated costs will be refined over time as remediation requirements and regulations become better defined. However, any additional costs cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology, regulatory changes and other factors. Although future costs could be significant, they are not expected to be material in relation to Amoco's liquidity or consolidated financial position. In total, the accrued liability represents a reasonable best estimate of Amoco's remediation liability. See Notes 1 and 22 to the Consolidated Financial Statements.

      The Corporation and its subsidiaries maintain insurance coverage for environmental pollution resulting from the sudden or accidental release of pollutants. Various deductibles of up to $50 million per occurrence could apply, depending on the type of incident involved. Coverage for other types of environmental obligations is not generally provided, except when required by regulation or contract. The financial statements do not reflect any significant anticipated recovery from claims under prior or current insurance coverage.

      At December 31, 1997, the Corporation's reserves for future environmental remediation costs totaled $510 million, of which $310 million was related to refining and marketing sites. The Corporation also maintains reserves associated with dismantlement, restoration and abandonment of crude oil and natural gas properties, which totaled $666 million at December 31, 1997.

      Capital expenditures resulting from existing environmental regulations, primarily related to refining, marketing and chemicals sites totaled $89 million in 1997. Excluded from that total were $292 million for operating costs and amounts spent on research and development, and $59 million of mandated and voluntary remediation spending. Amoco's 1998 estimated capital spending for environmental cleanup and protection projects is expected to be approximately $96 million; spending for remediation in 1998 is expected to approximate the 1997 level.


Capital and exploration expenditures

      Spending in 1997 totaled $3.9 billion, a decrease of 15 percent from the $4.6 billion spent in 1996. The 1997 spending excludes Amoco's investments in affiliates, including Pan American and Chaco. Expenditures in 1997 included E&P spending associated with construction of facilities in Trinidad, Venezuela, Colombia and the Gulf of Mexico and continuation of programs in Egypt and the North Sea. Chemical spending in 1997 related to expansions and construction of new facilities. The 1996 capital expenditures excluded $535 million for the acquisition of Albemarle Corporation's alpha-olefins and related businesses.

     Capital and exploration expenditures of $4.2 billion have been approved for 1998. Approximately 60 percent of total E&P spending of $2.7 billion is planned for locations outside the United States. Targeted growth areas include the Caspian Basin, Trinidad, Egypt's Nile Delta, Venezuela, Argentina, Bolivia, West Africa and the deepwater Gulf of Mexico. Chemicals expenditures in 1998 are expected to be approximately $750 million for the completion of expansions currently under way and new facilities in Belgium and the United States. The capital and exploration expenditures budget for 1998 excludes any new investments in affiliates, and the Corporation's share of affiliate spending.

      It is anticipated that the 1998 capital and exploration expenditures budget will be financed primarily by funds generated internally. The planned expenditure level is subject to adjustment as dictated by changing economic and political conditions.


                             Capital and Exploration Expenditures
                          1997    1996     1995     1994     1993
                                   (millions of dollars)
Exploration and
  production
    United States .....  $  876  $1,196   $1,146   $  829   $  672
    Canada ............     393     408      384      408      314
    Europe ............     503     558      491      279      493
    Other .............     942     858      654      687      682
      Subtotal ........   2,714   3,020    2,675    2,203    2,161

Petroleum products ....     455     500      500      465      730
Chemicals .............     652     985      850      467      369
Corporate and other
  operations ..........     122     116      111       70       86
      Total ...........  $3,943  $4,621   $4,136   $3,205   $3,346
Petroleum exploration
expenditures charged to
income (included above)
    United States .....  $  101  $  142   $  152   $  113   $   90
    Canada ............      69      68      112      117       47
    Europe ............     159     141      123      178      151
    Other .............     270     265      223      225      241
      Total ...........  $  599  $  616   $  610   $  633   $  529

1997 excludes about $200 million of Amoco's share of affiliates' spending.
1993 through 1996 restated; see "Industry Segments."

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

      Statements in this report that are not historical facts, including statements in Management's Discussion and Analysis under the heading "Outlook" and other statements about industry and company growth, estimates of expenditures and savings, and other trend projections are forward looking statements. These statements are based on current expectations and involve risk and uncertainties. Actual future results or trends may differ materially depending on a variety of factors. These include specific factors identified in the discussion accompanying such forward looking statements, industry product supply, demand and pricing, political stability and economic growth in relevant areas of the world, the Corporation's successful execution of its internal performance plans, development and use of new technology, successful partnering, actions of competitors, natural disasters, and other changes to business conditions.

Item 8.  Financial Statements and Supplemental Information

Index to Financial Statements and Supplemental Information Page

Report of Independent Accountants .......................   41
Consolidated Financial Statements:
  Consolidated Statement of Income ......................   42
  Consolidated Statement of Financial Position ..........   43
  Consolidated Statement of Shareholders' Equity.........   44
  Consolidated Statement of Cash Flows ..................   45
  Notes to Consolidated Financial Statements ............   46
Financial Statement Schedule:
    Valuation and Qualifying Accounts (Schedule II) .....   99
Supplemental Information:
  Oil and Gas Exploration and Production Activities .....   77
  Quarterly Results and Stock Market Data ...............   88
  Market Risks and Derivative Instruments ...............   89


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

                 REPORT OF INDEPENDENT ACCOUNTANTS
                       PRICE WATERHOUSE LLP

To the Board of Directors and Shareholders of Amoco Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Amoco Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Amoco Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 2 to the financial statements, Amoco Corporation changed its method of accounting for the impairment of long-lived assets in 1995 to comply with the provisions of Statement of Financial Accounting Standards No. 121.




PRICE WATERHOUSE LLP

Chicago, Illinois
February 24, 1998

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

                 CONSOLIDATED STATEMENT OF INCOME

                                               Year Ended December 31
                                             1997       1996      1995
                                                (millions of dollars,
                                                   except as noted)
Revenues:
  Sales and other operating revenues .... $31,910    $32,150   $27,066
  Consumer excise taxes .................   3,451      3,386     3,339
  Equity income in affiliates and
    other income ........................     926        576       599
    Total revenues ......................  36,287     36,112    31,004
Costs and expenses:
  Purchased crude oil, natural gas,
    petroleum products and merchandise ..  17,735     17,942    14,140
  Operating expenses ....................   5,009      4,642     4,555
  Petroleum exploration expenses,
    including exploratory dry holes .....     599        616       610
  Selling and administrative expenses ...   2,172      2,246     2,124
  Taxes other than income taxes .........   4,222      4,215     4,042
  Depreciation, depletion, amortization,
    and retirements and abandonments ....   2,373      2,294     2,794
  Interest expense ......................     401        192       335
    Total costs and expenses ............  32,511     32,147    28,600
  Income before income taxes ............   3,776      3,965     2,404
  Income taxes ..........................   1,056      1,131       542
  Net income ............................ $ 2,720    $ 2,834   $ 1,862
  Net income per share
    Basic ............................... $  5.55    $  5.69   $  3.76
    Assuming dilution ................... $  5.52    $  5.67   $  3.75
  Average common shares outstanding
    (millions)
    Basic ...............................     490        497       495
    Assuming dilution ...................     493        499       497
  After stock split (Unaudited)
  Net income per share
    Basic ............................... $  2.77    $  2.84   $  1.88
    Assuming dilution ................... $  2.76    $  2.83   $  1.87
  Average common shares outstanding
    (millions)
    Basic ...............................     980        994   $   991
    Assuming dilution ...................     986        998       994

(The accompanying notes are an integral part of these statements.)

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

           CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                         December 31
                                                        1997       1996
                      ASSETS                        (millions of dollars)
Current Assets:
  Cash ............................................  $   166    $   186
  Marketable securities--at cost (all corporate,
    except $104 on December 31, 1997, and $141 on
    December 31, 1996, which represent state and
    municipal securities) .........................      979      1,135
  Accounts and notes receivable (less allowances
    of $10 on December 31, 1997, and $17 on
    December 31, 1996) ............................    3,585      3,942
  Inventories .....................................    1,174      1,069
  Prepaid expenses, and income taxes and other ....    1,140        731
                                                       7,044      7,063
  Investments and other assets:
    Investments and related advances ..............    2,099        796
    Long-term receivables and other assets ........      803        841
                                                       2,902      1,637
  Properties--at cost, less accumulated
    depreciation, depletion and amortization of
    $26,814 on December 31, 1997, and $27,111 on
    December 31, 1996 .............................   22,543     23,400
                                                     $32,489    $32,100
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations.........  $   218    $   151
  Short-term obligations ..........................      751        821
  Accounts payable ................................    3,026      3,196
  Accrued liabilities .............................      785        908
  Taxes payable (including income taxes) ..........    1,264      1,063
                                                       6,044      6,139
Long-term obligations:
  Debt ............................................    4,639      4,153
  Capitalized leases ..............................       80         76
                                                       4,719      4,229
Deferred credits and other non-current liabilities:
  Income taxes ....................................    2,868      2,850
  Other ...........................................    2,408      2,345
                                                       5,276      5,195
Minority interest .................................      131        129
Shareholders' equity:
  Common stock (authorized 800,000,000 shares;
    issued and outstanding as of December 31, 1997-
    483,023,808 shares; December 31, 1996--
    497,275,364 shares) ...........................    2,568      2,646
  Earnings retained and invested in the business ..   13,900     13,806
  Pension liability adjustment ....................      (31)       (25)
  Foreign currency translation adjustment .........     (118)       (19)
    Total shareholders' equity ....................   16,319     16,408
                                                     $32,489    $32,100

(The successful efforts method of accounting is followed for costs incurred in oil and gas producing activities.)
(The accompanying notes are an integral part of these statements.)

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                       Earnings
                                       Retained
                                         and
                                       Invested      Other
                              Common    in the      Equity
                              Stock    Business   Adjustments   Total
                                 (millions of dollars, except as noted)

Balance on December 31, 1994  $2,166    $12,223       $  (7)   $14,382
  Net income ...............              1,862                  1,862
  Cash dividends of $2.40
    per share ..............             (1,197)                (1,197)
  Foreign currency
    translation adjustment .                             19         19
  Pension liability
    adjustment..............                            (49)       (49)
  Issuances of common stock
    (net) ..................     424       (593)                  (169)
Balance on December 31, 1995   2,590     12,295         (37)    14,848
  Net income ...............              2,834                  2,834
  Cash dividends of $2.60
    per share ..............             (1,287)                (1,287)
  Foreign currency
    translation adjustment .                            (31)       (31)
  Pension liability
    adjustment .............                             24         24
  Issuances of common stock
    (net) ..................      56        (36)                    20
Balance on December 31, 1996   2,646     13,806         (44)    16,408
  Net income ...............              2,720                  2,720
  Cash dividends of $2.80
    per share ..............             (1,382)                (1,382)
  Foreign currency
    translation adjustment .                            (99)       (99)
  Pension liability
    adjustment .............                             (6)        (6)
  Acquisitions of common
    stock(net) .............     (78)    (1,244)                (1,322)
Balance on December 31, 1997  $2,568    $13,900       $(149)   $16,319

(The accompanying notes are an integral part of these statements.)

                AMOCO CORPORATION AND SUBSIDIARIES
                    __________________________

               CONSOLIDATED STATEMENT OF CASH FLOWS

                                           Year Ended December 31
                                          1997       1996       1995
                                            (millions of dollars)
Cash flows from operating activities:
  Net income ......................... $ 2,720    $ 2,834    $ 1,862
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation, depletion,
      amortization, and retirements
      and abandonments ...............   2,373      2,294      2,794
    Decrease (increase)in receivables      269       (661)       (33)
    (Increase)decrease in inventories     (117)         4          1
    (Decrease)increase in payables and
      accrued liabilities ............     (63)       608         31
    Gain on sale of assets ...........    (645)      (220)      (221)
    Deferred taxes and other items ...     108        (71)      (625)
    Net cash provided by operating
      activities .....................   4,645      4,788      3,809

Cash flows from investing activities:
    Capital expenditures .............  (3,344)    (3,910)    (3,526)
    Proceeds from dispositions of
      property and other assets ......   1,617        475        290
    New investments, advances and
      business acquisitions ..........  (1,154)      (721)      (173)
    Proceeds from sales of investments      21        521         20
    Other ............................      59         20         81
    Net cash used in investing
      activities .....................  (2,801)    (3,615)    (3,308)

Cash flows from financing activities:
    New long-term obligations ........   1,028        362        661
    Repayment of long-term obligations    (274)      (427)      (309)
    Cash dividends paid ..............  (1,382)    (1,287)    (1,197)
    Issuances of common stock ........     100         59         42
    Acquisitions of common stock .....  (1,422)       (39)      (704)
    Issuance of minority interest
      preferred stock ................      --         --        100
    (Decrease) increase in short-term
      obligations ....................     (70)        86        511
    Net cash used in financing
      activities .....................  (2,020)    (1,246)      (896)
Decrease in cash and marketable
    securities .......................    (176)       (73)      (395)
Cash and marketable securities-
  beginning of year ..................   1,321      1,394      1,789
Cash and marketable securities-
  end of year ........................ $ 1,145    $ 1,321    $ 1,394

(The accompanying notes are an integral part of these statements.)

                AMOCO CORPORATION AND SUBSIDIARIES
                    __________________________

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

      Principles of consolidation. The assets, liabilities and results of operations of subsidiaries in which the Corporation has a controlling interest are included in the Consolidated Financial Statements. The Corporation also consolidates its proportionate share of the accounts of undivided interest pipelines and certain oil and gas joint ventures. Investments in companies in which less than a controlling interest is held are generally accounted for by the equity method.

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

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The portion of costs of unproved oil and gas properties estimated to be non-productive is amortized over projected holding periods.

      The estimated costs to dismantle, restore and abandon oil and gas properties are recognized over the properties' productive lives on the unit-of-production method.

      Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written down to current fair value. Fair value is generally determined from estimated discounted future net cash flows.

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

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Net  income per share. Basic net income per share  of  common stock is based on the monthly weighted average number of shares outstanding during the year. Diluted net income per share reflects the potential dilution from the exercise of stock options. Securities that could potentially dilute basic net income per share in the future are immaterial.


Note 2.  Acquisitions, Dispositions and Special Items

      In 1997, proceeds from dispositions included approximately $1.2 billion from the sale of U.S. non-core oil and gas properties and an intrastate natural gas pipeline unit in Texas. These sales were part of the Corporation's strategy to upgrade and refocus the U.S. portfolio of E&P assets. Other income included related gains on property dispositions, which increased after-tax earnings by $377 million. Other current assets include properties held for sale with a net book value of $312 million.

      In 1997, new investments included approximately $865 million in cash for interests in Pan American Energy LLC in Argentina and Empresa Petrolera Chaco in Bolivia.

      Depreciation, depletion, amortization, and retirements and abandonments for 1997 included charges of $133 million ($106 million after tax), primarily related to the anticipated sale or other disposition of certain non-core chemical operations. During 1997 these assets generated net income of $9 million on a carrying value of $339 million, before the impairment charge.

      In 1996, the Corporation acquired the alpha-olefins and related businesses of Albemarle Corporation for $535 million. Other income in 1996 included gains on the sale of Amoco's polystyrene foam products business ($97 million after tax) and on certain Canadian asset dispositions ($56 million after tax).

     In 1995, the Corporation adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Depreciation, depletion, amortization, and retirements and abandonments for 1995 included $602 million ($380 million after tax) for the impairment of long-lived assets. The charge was primarily related to oil and gas producing properties in North America (about $300 million after tax), which were acquired or developed during periods of higher prices, and

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

certain  unprofitable specialty polymer production facilities  ($42 million after tax). Other income in 1995 included a gain of $132 million ($83 million after tax) related to the sale of Amoco Motor Club.


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

      Net cash provided by operating activities reflects cash payments for interest and income taxes as follows:

                         1997         1996        1995
                              (millions of dollars)
Interest paid .........  $362         $343        $327
Income taxes paid .....  $913         $951        $706

      Excluded from the Consolidated Statement of Cash Flows for 1997 were the following effects of non-cash investing and financing activities related to investments in Argentina and Bolivia:

                                      (millions of dollars)
Non-cash assets and liabilities contributed:
  -- Properties ..............................  $  400
  -- Working capital and other assets ........      42
                                                   442
  -- Long-term debt and liabilities ..........     208
Net assets contributed .......................     234
Cash portion of new investments ..............     865
New investments ..............................  $1,099

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4.  Financial Instruments and Hedging Activities

      In the normal course of business, Amoco holds or issues various financial instruments which expose the Corporation to financial risk associated with market interest rates, currency exchange rates and credit worthiness. Also, Amoco's petroleum and chemical businesses are affected by commodity price movements. To manage a portion of these inherent risks, Amoco purchases and sells various derivative financial instruments and commodity futures contracts. Substantially all financial instruments held by the Corporation are for purposes other than trading.

     Fair values. The carrying values of most financial instruments are based on historical costs. The carrying values of receivables, payables, marketable securities and short-term obligations approximate their fair value. The estimated fair value of long-term debt outstanding as of December 31, 1997 and 1996 was $4,909 million and $4,301 million, respectively. The estimated fair values of marketable securities and debt were based on quoted market prices for the same or similar issues, or the current rates offered to the Corporation for issues with the same remaining maturities.

      Credit risks. A significant portion of Amoco's receivables is from other oil and gas and chemical companies. Although collection of these receivables could be influenced by economic factors affecting these industries and the countries in which Amoco and its customers operate, the risk of significant loss is considered remote. Substantially all derivatives are either exchange traded or with major financial institutions, and the risk of credit loss is considered remote.

       Currency risks. The Corporation conducts its business primarily in U.S. dollars. Significant exposures to foreign currency exchange risk are reduced through the use of financial instruments, primarily by hedging of foreign currency borrowings and contractual commitments. The following table shows the amount of debt, including current portions, denominated in foreign currencies as of December 31, 1997 and 1996, and the face amounts of foreign currency forward contracts that have been designated as hedges:

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              1997                1996
                          Debt     Hedge*     Debt     Hedge*
                             (millions of U.S. dollars)
British pound sterling  $ 624      $ 935     $ 652     $ 954
Canadian dollar ......  $ 216      $ 224     $ 276     $ 281

* Includes tax effects.

      The hedge contracts generally have maturities that match the risks being hedged. The carrying value and fair value of the forward contracts were not material at December 31, 1997 and 1996.

      Commodity price risks. The Corporation enters into futures, swaps and option contracts to manage a portion of its exposure to price fluctuations on hydrocarbon transactions. Natural gas futures, swaps and options are used to convert specific sales and purchase contracts from fixed prices to market prices. Swaps also are used to hedge exposure for price differences between locations. Futures contracts are used to convert specific gasoline and distillate contracts from fixed to market prices.

     Natural gas swap contracts outstanding under these programs at December 31, 1997 and 1996 totaled 368 trillion British thermal units ("Btus") and 334 trillion Btus, respectively. Most contracts are for a remaining term of less than one year, while contracts representing 29 trillion Btus of natural gas have terms that extend from one to three years. While these contracts have no carrying value, their fair value, representing the estimated amount that would have been required to terminate the swaps at year-end 1997, was $20 million for contracts with favorable positions, and $20 million for contracts with unfavorable positions. The comparable amounts for 1996 were $28 million for contracts with favorable positions and $19 million for contracts with unfavorable positions.

     At December 31, 1997, the Corporation also had fixed the sales price or a range of prices of 4 million barrels of crude oil and 6 trillion Btus of natural gas production for periods of less than one year using forward swaps. There were no significant unrealized gains or losses on these contracts at December 31, 1997.

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

       Commitments and guarantees. At December 31, 1997, the remaining minimum payments required under certain contracts for the purchase of transportation capacity, materials and services over terms of up to 20 years totaled $328 million. Contingent liabilities of the Corporation included guarantees of $312 million of outstanding loans of equity affiliates as described in Note 6, and guarantees of $37 million on outstanding loans of others.

Note 5.  Inventories

      Inventories at December 31, 1997 and 1996, are shown in the following table:

                                              December 31
                                             1997        1996
                                         (millions of dollars)
Crude oil and petroleum products .......  $   407     $   315
Chemical products ......................      485         465
Other products and merchandise .........       22          15
Materials and supplies .................      260         274
     Total .............................  $ 1,174     $ 1,069


      During the year ended December 31, 1996, the Corporation reduced certain inventory quantities which were valued at lower LIFO costs prevailing in prior years. The effect of this reduction was to increase net income by approximately $90 million.

       Inventories carried under the LIFO method represented approximately 55 percent of total year-end inventory carrying values in 1997 and 48 percent in 1996. It is estimated that inventories would have been approximately $800 million and $1,400 million higher than reported on December 31, 1997 and 1996, respectively, if the quantities valued on the LIFO basis were instead valued at current prices.

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6.  Equity Investments

     Amoco conducts portions of its business through investments in companies accounted for using the equity method. The equity affiliates are primarily engaged in exploration and production in the recently established ventures in Argentina and Bolivia, transportation of crude oil and petroleum products in the United States and chemical operations in Asia. Following is summarized financial information for Amoco's equity affiliates combined, as well as Amoco's proportionate interest in the affiliates:

                         1997            1996             1995
                            Amoco            Amoco           Amoco
                    Total   Share   Total    Share   Total   Share
                                 (millions of dollars)
Current assets .... $1,319  $  536  $  856   $  310  $1,002  $  380
Other assets ......  8,348   3,455   4,032    1,363   3,905   1,080
Current liabilities  1,154     454     783      246     940     311
Other liabilities .  3,725   1,518   2,291      685   2,275     545
Net assets ........ $4,788  $2,019  $1,814   $  742  $1,692  $  604
Total revenues .... $2,754  $  989  $2,658   $  950  $2,973  $1,110
Income before
 income taxes ..... $  378  $   79  $  512   $  130  $  712  $  232
Net income ........ $  152  $   24  $  463   $  144  $  491  $  170

      Dividends received from these investments amounted to $70 million in 1997, $136 million in 1996 and $101 million in 1995. Amoco's share of undistributed earnings of the equity affiliates totaled $208 million at December 31, 1997.

     Accounts and notes receivable in the Consolidated Statement of Financial Position included $44 million and $26 million at December 31, 1997 and 1996, respectively, of amounts due from affiliated companies. Accounts payable included $6 million and $4 million at December 31, 1997 and 1996, respectively, of amounts due to affiliated companies.

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7.  Property, Plant and Equipment

      Investment in properties at December 31, 1997 and 1996, detailed by industry segment, was as follows:

                                     1997          1996
                              Gross      Net       Net
                                (millions of dollars)
Exploration and production:
  United States ...........  $14,872   $ 6,328   $ 7,032
  Non-U.S. ................   14,487     5,426     5,464
Petroleum products ........   10,656     5,418     5,564
Chemicals .................    7,801     4,554     4,477
Corporate and other
  operations ..............    1,541       817       863
                             $49,357   $22,543   $23,400


Note 8.  Short-Term Obligations

      Amoco's short-term obligations consist of notes payable and commercial paper. Notes payable as of December 31, 1997, totaled $53 million at an average annual interest rate of 5.7 percent, compared with $80 million at an average annual interest rate of 6.2 percent at year-end 1996. Commercial paper borrowings at December 31, 1997, were $698 million at an average annual interest rate of 5.6 percent compared with $741 million at an average annual interest rate of 5.4 percent as of December 31, 1996. Bank lines of credit available to support commercial paper borrowings of the Corporation amounted to $500 million at December 31, 1997, and December 31, 1996. All of these were supported by commitment fees.


Note 9.  Accounts Payable

      Accounts payable at December 31, 1997 and 1996, included liabilities in the amount of $418 million and $390 million, respectively, for checks issued in excess of related bank balances but not yet presented for collection.

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10.  Long-Term Debt

      Amoco's long-term debt resides principally with two Amoco subsidiaries--Amoco Company and Amoco Canada Petroleum Company Ltd. ("Amoco Canada"). Amoco Company functions as the principal holding company for substantially all of Amoco's petroleum and chemical operations, except Canadian petroleum operations and selected other activities.

      The components of long-term debt and year-end interest rates are summarized as follows:

                                         1997     1996
                                         (millions of
                                           dollars)
Amoco Company and subsidiaries
  6.25% Notes due 2004 ..............  $  200   $   --
  6.5% Notes due 2007 ...............     300       --
  Environmental and other industrial
    development obligations .........     916      880
  6.4% Pound Sterling loans* ........     624      652
  6.1% Bank loan due 2002* ..........     300      170
  6.2% Bank loan due 2005* ..........     198      177
  Other indebtedness ................     388      366
    Subtotal ........................   2,926    2,245
  Less current maturities ...........     135       55
    Total Amoco Company .............   2,791    2,190
Amoco Canada
  6 3/4% Debentures due 2005 ........     299      299
  7 1/4% Notes due 2002 .............     299      299
  6 3/4% Debentures due 2023 ........     297      297
  7.95% Debentures due 2022 .........     297      296
  7 1/4% Notes due 2002 .............     252      253
  8.98% Bonds due 2005 ..............     219      222
  Other .............................      41       40
    Total Amoco Canada ..............   1,704    1,706
Other subsidiaries (less current
  maturities) .......................     144      257
    Total long-term debt ............  $4,639   $4,153

*Weighted average interest rate at December 31, 1997.

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Amoco Corporation guarantees the outstanding public debt of Amoco Company. Amoco Corporation and Amoco Company guarantee the notes, bonds and debentures of Amoco Canada.

     Annual maturities of total long-term debt during the next five years, including the portion classified as current, are $207 million in 1998, $220 million in 1999, $274 million in 2000, $344 million in 2001 and $874 million in 2002.


Note 11.  Capital Stock

      There were 800,000,000 shares of common stock without par value authorized at December 31, 1997. Details concerning share transactions are shown below:

                                     1997                  1996
                               Shares   Amount       Shares   Amount
                              (thous)    (mil)      (thous)    (mil)
 Outstanding on Jan. 1 .....  497,275   $2,646      496,403   $2,590
 Stock repurchases .........  (16,167)    (178)        (457)      (2)
 Sales and distributions
   under employee benefit
   plans, etc. .............    1,916      100        1,329       58
 Canadian SEDs conversion ..       --       --           --       --
 Shares outstanding on
   Dec. 31 .................  483,024   $2,568      497,275   $2,646

                                     1995
                               Shares   Amount
                              (thous)    (mil)
 Outstanding on Jan. 1 .....  496,393   $2,166
 Stock repurchases .........  (10,604)    (110)
 Sales and distributions
   under employee benefit
   plans, etc. .............    1,971       92
 Canadian SEDs conversion ..    8,643      442
 Shares outstanding on
   Dec. 31 .................  496,403   $2,590

      On January 27, 1998, the Board of Directors approved an irrevocable two-for-one common stock split. Each share outstanding on March 31, 1998, will be split into two shares.

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In addition, there are 50 million shares of voting preferred stock and 50 million shares of non-voting preferred stock authorized. As of December 31, 1997, none of the preferred stock had been issued.

Note 12.  Leases

      The Corporation leases various types of properties, including service stations, tankers, buildings, railcars and other facilities, some of which are subleased to others. Some of the leases and subleases provide for contingent rentals based on refined product throughput.

      Summarized below as of December 31, 1997, are future minimum rentals payable and related sublease rental income for non-cancelable capital and operating leases:

                               Capital Leases    Operating Leases
                                  Rentals        Rentals   Rental
                                  Payable        Payable   Income
                                       (millions of dollars)
1998 ...........................  $    16        $   207   $   42
1999 ...........................       14            180        5
2000 ...........................       12            148        2
2001 ...........................       10            112        1
2002 ...........................       10            108        1
After 2003 .....................       82            444        9
  Total minimum rentals ........      144        $ 1,199   $   60
  Less--Amounts
    representing interest ......       53
Capitalized lease obligations
  (including $11 million
   payable within one year) ....  $    91

      Rental expense and related rental income applicable to operating leases for the three years ended December 31, 1997, are summarized below:

                                 1997    1996     1995
                                  (millions of dollars)
Minimum rental expense .......  $ 297   $ 295    $ 269
Contingent rental expense ....      8      42       25
    Total ....................    305     337      294
Less--Related rental income ..     47      55       63
    Net rental expense .......  $ 258   $ 282    $ 231

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13.  Foreign Currency

     A foreign currency loss of $36 million was reflected in income in 1997, compared with a loss of $17 million in 1996 and a gain of $1 million in 1995. In addition, net translation losses of $99 million and $31 million for 1997 and 1996, respectively, and a net translation gain of $19 million for 1995 were reflected in the foreign currency translation adjustment account in shareholders' equity.

Note 14.  Interest Expense

      The Corporation capitalizes interest cost related to the financing of major projects under development. All other interest is expensed as incurred. The components of interest expense are summarized in the following table:

                               1997    1996    1995
                               (millions of dollars)
Short-term obligations ...... $  56   $  47   $  16
Long-term obligations .......   307     270     301
  Total external financing ..   363     317     317
Other interest expense ......    62    (103)     30
                                425     214     347
Less--Capitalized interest ..    24      22      12
  Net interest expense ...... $ 401   $ 192   $ 335

Note 15.  Research and Development Expenses

      Research and development costs are expensed as incurred and amounted to $151 million in 1997, $171 million in 1996 and $175 million in 1995.

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16.  Taxes

     The provision for income taxes is composed of:

                             1997      1996     1995
                              (millions of dollars)

Federal--current ........  $  546    $  513   $  283
       --deferred .......     (50)       57      (63)
Foreign--current ........     518       561      520
       --deferred .......       2       (35)    (232)
State and local .........      40        35       34
                           $1,056    $1,131   $  542

      The following is a reconciliation between the provision for income taxes and income taxes determined by applying the federal statutory rate to income before income taxes:

                              1997                  1996
                                   Percent               Percent
                                     of                    of
                        Amount     Pre-Tax     Amount    Pre-Tax
                      (millions)   Income    (millions)  Income
Pre-tax income:
  U.S. source ......  $ 2,504                $ 2,453
  Foreign source ...    1,272                  1,512
                      $ 3,776                $ 3,965

Theoretical U.S.
  income tax .......  $ 1,321        35.0    $ 1,388       35.0
Increase (reduction)
  due to:
Foreign taxes at
  rates different
  than the U.S. rate      145         3.8          3         .1
Tax credits ........     (166)       (4.4)      (176)      (4.4)
Tax-rate changes ...       15          .4         --         --
Carryforward
  utilization and
  prior-year adj. ..     (206)       (5.4)       (46)      (1.2)
All other (net) ....      (53)       (1.4)       (38)      (1.0)
                      $ 1,056        28.0    $ 1,131       28.5

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                       1995

                                                          Percent
                                                          of
                                                Amount    Pre-Tax
                                              (millions)  Income
Pre-tax income:
  U.S. source ..............................  $  1,556
  Foreign source ...........................       848
                                              $  2,404
Theoretical U.S. income tax ................  $    842       35.0
Increase (reduction) due to:
Foreign taxes at rates different
  than the U.S. rate........................        39        1.6
Tax credits ................................      (173)      (7.2)
Tax-rate changes ...........................       (16)       (.7)
Carryforward utilization and prior-year adj.       (63)      (2.6)
All other (net) ............................       (87)      (3.6)
                                              $    542       22.5

      The aggregate federal and foreign deferred income tax balance represents the tax effect of the following items at December 31:

                                            1997      1996
                                        (millions of dollars)
Tax credit and loss carryforwards .....  $1,808     $1,450
Exploration costs .....................     306        339
Postretirement benefits ...............     541        537
Environmental costs ...................     229        273
Other .................................     323        394
Gross deferred tax assets .............   3,207      2,993
Deferred tax asset valuation allowance     (886)      (569)
  Net deferred tax assets .............  $2,321     $2,424

Accelerated depreciation ..............  $3,307     $3,625
Intangible drilling costs .............     754        736
Other .................................     345        249
  Deferred tax liabilities ............  $4,406     $4,610

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Taxes other than income taxes include:

                                     1997    1996     1995
                                    (millions of dollars)
Consumer excise taxes ...........  $3,451  $3,386   $3,339
Production and severance taxes
  United States .................     127     140      100
  Foreign .......................     159     187      113
Property taxes ..................     281     290      254
Social Security, corporation and
  other taxes ...................     204     212      236
                                   $4,222  $4,215   $4,042


      Undistributed earnings of certain foreign subsidiaries and joint-venture companies aggregated $549 million on December 31, 1997, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.


Note 17.  Stock Option Plans

      The Corporation's stock option plans approved by shareholders provide for the granting of options with or without stock appreciation rights ("SARs") to key managerial and other eligible employees for up to 31 million shares of common stock. Such options may be incentive stock options to the extent provided in the Internal Revenue Code. No options may be granted under the current plan after December 31, 2001. The grant price of each option equals the fair market value of the Corporation's stock on the date of grant. Options granted under the plans normally extend for 10 years and generally become exercisable one or two years after the date of the grant. Options with SARs permit the holder to surrender exercisable options in exchange for payment determined by the amount by which the market value of the shares on the dates the rights are exercised exceeds the grant price. Such payments can be made in shares, cash or a combination at the discretion of the administering committee. No options were granted with SARs in 1997.

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Amoco applies APB Option 25 to account for its stock options. Accordingly, no compensation costs have been recognized for its plans. Had compensation costs been determined based on the fair value at the grant dates for awards under the plans consistent with the method recommended by SFAS 123 "Accounting for Stock-Based Compensation," the Corporation's pro forma net income and basic net income per share would have been $2,690 million or $5.49 per share for 1997, $2,813 million or $5.66 per share for 1996 and $1,853 million or $3.74 per share for 1995.

      The grant-date fair values of options granted during 1997, 1996 and 1995 were $16.82, $13.55 and $13.06, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 6.7 percent for 1997, 6.1 percent for 1996 and 7.0 percent for 1995; expected volatility of
17.2 percent for 1997, 18.9 percent for 1996 and 19.8 percent for 1995; expected life of six years and dividend yield of 4 percent for all years.

     Option plan transactions in 1997, 1996 and 1995 are summarized in the following table:

                       1997             1996             1995

                           Aver-            Aver-            Aver-
                           age              age              age
                           Exer-            Exer-            Exer-
                  Shares   cise    Shares   cise    Shares   cise
                   (000)   Price    (000)   Price    (000)   Price
Outstanding at
  Jan. 1 .......  13,933   $57.06  12,666   $52.50  11,595   $49.91
    Granted ....   3,399   $89.79   2,792   $73.21   2,282   $62.69
    Exercised ..  (1,788)  $50.41  (1,218)  $47.69    (921)  $45.70
    Surrendered
    or
    terminated .    (185)  $77.46    (186)  $64.75    (214)  $56.80
  Canceled upon
    exercise of
    SARs .......     (40)  $39.09    (121)  $35.58     (76)  $33.88
Outstanding at
  Dec. 31 ......  15,319   $65.00  13,933   $57.06  12,666   $52.50

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Options exercisable at December 31, 1997, 1996 and 1995 were 10,719,431; 10,153,687; and 9,440,725; respectively. Of the total options outstanding on December 31, 1997, 108,500 were with SARs.

      The following table summarizes information about the options outstanding at December 31, 1997:

                            Outstanding              Exercisable

                           Average
                          Remaining     Average           Average
Range of         Shares  Contractual    Exercise  Shares  Exercise
Exercise Prices   (000)  Life (years)   Price      (000)  Price
$ 37 - 54         3,011      2.7         $ 46      3,011   $ 46
$ 54 - 58         4,501      5.0         $ 56      4,501   $ 56
$ 59 - 75         4,459      7.8         $ 69      3,207   $ 67
$ 82 - 97         3,348      9.2         $ 90         --   $ --

     The Corporation's restricted stock grant plans provide for the awarding of shares of Corporation common stock up to 6 million shares to selected employees and outside directors. Shares issued under the plans may not be sold or otherwise transferred for a minimum period as established at the time of the grant. The shares generally are subject to forfeiture if the recipient's employment terminates during the specified period unless such termination is due to death, total disability or involuntary retirement. Shares issued have dividend and voting rights identical to other outstanding shares of the Corporation's common stock. During 1997, 112,795 shares were issued under the current plans. No restricted shares may be issued under the current employee plan after December 31, 2001.

Note 18.  Management Incentive Programs

       Management incentive compensation plans approved by shareholders provide for the granting of awards to key managerial employees and executives of the Corporation and certain subsidiaries. Amounts charged against earnings in anticipation of awards to be made later were $19 million in 1997, $21 million in 1996 and $16 million in 1995. Awards made in 1997, 1996 and 1995 amounted to $20 million, $18 million and $20 million, respectively.

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19.  Retirement Plans

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

      The funded status of the plans as of December 31 for 1997 and 1996 was as follows:
                                          Plans for which
                                         Assets    Benefits
                                         Exceed     Exceed
                                        Benefits    Assets
                                        (millions of dollars)
1997
Fair value of plan assets, principally
  equity and fixed-income securities .  $  3,393   $    --
Actuarial present value of benefit
  obligations:
  Accumulated benefit obligation* ....     3,074       123
  Additional benefits based on
    estimated future salary levels ...       452        12
  Projected benefit obligation ("PBO")     3,526       135
Plan assets under PBO ................      (133)     (135)
Unrecognized net (gains) losses
  at transition ......................       (38)        8
Other unrecognized net losses ........       197        57
Unrecognized prior service cost ......       (54)      (14)
Minimum pension liability adjustment .        --       (48)
Net pension cost accrued .............  $    (28)  $  (132)

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                          Plans for which
                                         Assets    Benefits
                                         Exceed     Exceed
                                        Benefits    Assets
                                        (millions of dollars)
1996
Fair value of plan assets, principally
  equity and fixed-income securities .  $  2,910   $    --
Actuarial present value of benefit
  obligations:
  Accumulated benefit obligation* ....     2,785       125
  Additional benefits based on
    estimated future salary levels ...       517        31
  Projected benefit obligation ("PBO")     3,302       156
Plan assets under PBO ................      (392)     (156)
Unrecognized net (gains) losses at
  transition .........................       (47)       18
Other unrecognized net losses ........       396        59
Unrecognized prior service cost ......        61       (19)
Minimum pension liability adjustment .        --       (39)
Net pension cost prepaid (accrued) ...  $     18   $  (137)


* Accumulated benefits totaling $150 million and $311 million were non-vested at December 31, 1997 and 1996, respectively.

     The actuarial assumptions used for the Corporation's principal pension plans for 1997 and 1996 were as follows:

                                                 1997  1996

Discount rate for service and interest cost ..   7.0%  7.0%
Discount rate for the projected benefit
  obligation .................................   7.0%  7.0%
Rate of compensation increase for the
  projected benefit obligation ...............   5.0%  5.0%
Long-term rate of return on assets ...........  10.0% 10.0%

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The components of net pension cost for the past three years were as follows:

                                  1997     1996    1995
                                  (millions of dollars)
Service cost--benefits earned
  during the period ...........  $ 131    $ 121   $  98
Interest cost on projected
  benefit obligation ..........    244      236     242

Actual gain on assets .........   (681)    (446)   (492)
Unrecognized gain .............    409      186     217
Recognized gain on assets .....   (272)    (260)   (275)
Settlement/curtailment loss ...      9        4       2
Amortization of unrecognized
  amounts .....................     27       29      12
Net pension cost ..............  $ 139    $ 130   $  79

      Most employees are also eligible to participate in defined contribution plans by contributing a portion of their compensation. The Corporation matches contributions up to specified percentages of each employee's compensation. Matching contributions charged to income were $78 million in 1997, $80 million in 1996 and $83 million in 1995.


Note 20.  Other Postretirement Benefits

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

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The status of the Corporation's unfunded plans as of December 31 for 1997 and 1996 was as follows:

                                              1997      1996
                                          (millions of dollars)
Accumulated benefit obligation
  Retirees ..............................  $   638   $   642
  Fully eligible active plan participants      236       216
  Other active plan participants ........      260       281
  Total .................................    1,134     1,139
Unrecognized net gains ..................      258       213
Unrecognized prior service gains ........      170       191
Accrued postretirement benefit cost .....  $ 1,562   $ 1,543

     The actuarial assumptions used for the Corporation's principal postretirement benefit plans for 1997 and 1996 were as follows:
                                                      1997    1996
Discount rate for service and interest cost ........  7.0%    7.0%
Discount rate for the accumulated benefit obligation  7.0%    7.0%
Rate of compensation increase for the accumulated
  benefit obligation ...............................  5.0%    5.0%
Assumed current year health care cost trend rate
  --retirees under 65 ..............................  8.5%    9.4%
  --Medicare eligible retirees .....................  7.0%    7.5%
Assumed ultimate trend rate ........................  5.0%    5.0%
Year ultimate health care cost rate will be achieved  2002    2002
Effect of 1% increase in health care cost trend
  rates (millions)
  --annual aggregate service and interest costs .... $  14   $  15
  --accumulated postretirement benefit obligation .. $ 112   $ 120

      The components of net postretirement benefit costs for the past three years were as follows:

                                    1997     1996     1995
                                    (millions of dollars)
Service cost--benefits earned
  during the period ............  $   27   $   30   $   26
Interest cost on accumulated
  benefit obligation ...........      78       81       86
Amortization and other .........     (33)     (39)     (36)
Net postretirement benefit cost   $   72   $   72   $   76

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 21.  Litigation

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

Note 22.  Other Contingencies

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

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 23.  Summarized Financial Data

      The Corporation's principal subsidiary, Amoco Company, is the holding company for substantially all petroleum and chemical operating subsidiaries except Amoco Canada and selected other activities. Amoco guarantees the outstanding public debt obligations of Amoco Company.

      Summarized financial data for Amoco Company are presented as follows:

                                     1997     1996     1995
                                    (millions of dollars)
For the years ended December 31:
  Revenues (including excise
    taxes) .....................  $32,986  $32,629  $28,339
  Operating profit .............  $ 3,820  $ 3,735  $ 2,783
  Net income ...................  $ 2,274  $ 2,402  $ 1,798
At December 31:
  Current assets ...............  $ 6,442  $ 6,361  $ 5,303
  Total assets .................  $30,062  $29,208  $26,326
  Current liabilities ..........  $ 5,165  $ 4,926  $ 4,578
  Long-term debt - affiliates ..  $ 4,739  $ 4,731  $ 4,608
                 - other .......  $ 2,791  $ 2,190  $ 2,177
  Deferred credits .............  $ 4,663  $ 4,524  $ 4,397
  Minority interest ............  $   119  $   131  $   110
  Shareholder's equity .........  $12,505  $12,630  $10,456

     Annual maturities of long-term debt during the next five years, including the portion classified as current, are $135 million in 1998, $174 million in 1999, $215 million in 2000, $304 million in 2001 and $323 million in 2002.

       Amoco   Canada  is  a  wholly  owned  subsidiary  of   Amoco
Corporation. Amoco and Amoco Company guarantee the notes, bonds and debentures of Amoco Canada.

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Summarized  financial data for Amoco Canada are presented  as follows:
                                      1997      1996      1995
                                       (millions of dollars)
For the years ended December 31:
  Revenues .....................   $ 4,705   $ 4,598   $ 3,619
  Net income (loss) ............   $   301   $   307   $  (205)

At December 31:
  Current assets ...............   $ 1,479   $ 1,615   $ 1,252
  Total assets .................   $ 4,217   $ 4,412   $ 4,493
  Current liabilities ..........   $   948   $ 1,110   $ 2,494
  Non-current liabilities ......   $ 3,043   $ 3,377   $ 2,381
  Shareholder's equity (deficit)   $   226   $   (75)  $  (382)

$552 million of long-term debt is scheduled to mature in 2002.

Note 24. Geographic and Segment Data

      The  Corporation  operates worldwide  in  the  petroleum  and chemical industries, in several industry segments. Petroleum operations include E&P and petroleum products segments. The E&P segment is engaged in exploring for, developing and producing crude oil and natural gas; extraction of natural gas liquids ("NGL"); and marketing of natural gas. The petroleum products segment is responsible for petroleum refining operations, marketing of all petroleum products, the transportation of crude oil and petroleum products, associated supply and trading activities, primarily in the United States, and transportation and wholesale marketing of Canadian crude oil, sulfur and NGL. The chemical segment manufactures and sells various petroleum-based chemical products. Corporate and other operations include net interest and general corporate expenses, and the results of investments in technology companies, real estate interests and other activities. In 1997, Amoco transferred Canadian supply and marketing activities for crude oil, sulfur and NGL to the petroleum products segment from the E&P segment. Segment data for prior years have been restated.

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

            Statement of Information by Geographic Area

                          United
(millions of dollars)      States  Canada   Europe

Year 1997
Revenues other than
  intergeographic sales   $28,199  $3,389   $2,133
Intergeographic sales .     1,199   1,072      153
  Total revenues ......   $29,398  $4,461   $2,286
Operating profit ......   $ 3,189  $  561   $  308
Net income ............   $ 2,333  $  351   $  135
Capital expenditures ..   $ 1,615  $  364   $  612
Identifiable assets ...   $19,783  $3,065   $2,982
Equity investments
  and related advances    $   155  $   --   $   --
Equity in earnings
  of others ...........   $    37  $   --   $   (8)


                                            Consol-
                                   Cor-     idated
                           Other   porate     (*)

Year 1997
Revenues other than
  intergeographic sales   $2,456            $36,287
Intergeographic sales .      471                 --
  Total revenues ......   $2,927            $36,287
Operating profit ......   $  466            $ 4,524
Net income ............   $  196   $( 295)  $ 2,720
Capital expenditures ..   $  698   $   55   $ 3,344
Identifiable assets ...   $3,863   $1,813   $30,470
Equity investments
  and related advances    $1,864              2,019
  Total assets ........                     $32,489
Equity in earnings
  of others ...........   $   (5)           $    24

(*) After elimination of intergeographic transactions.

                           United
(millions of dollars)      States  Canada   Europe

Year 1996
Revenues other than
  intergeographic sales   $27,936  $3,472   $1,916
Intergeographic sales .     1,200   1,040      172
  Total revenues ......   $29,136  $4,512   $2,088
Operating profit ......   $ 2,876  $  563   $  280
Net income ............   $ 2,094  $  378   $  126
Capital expenditures ..   $ 2,219  $  390   $  636
Identifiable assets ...   $20,319  $3,622   $3,101
Equity investments
  and related advances    $    85  $   --   $    2
Equity in earnings
  of others ...........   $    32  $   --   $    1

                                            Consol-
                                   Cor-     idated
                           Other   porate     (*)

Year 1996
Revenues other than
  intergeographic sales   $2,583            $36,112
Intergeographic sales .      470                 --
  Total revenues ......   $3,053            $36,112
Operating profit ......   $  742            $ 4,461
Net income ............   $  444   $ (208)  $ 2,834
Capital expenditures ..   $  690   $   70   $ 4,005
Identifiable assets ...   $3,612   $1,901   $31,358
Equity investments
  and related advances    $  655                742
  Total assets ........                     $32,100
Equity in earnings
  of others ...........   $  111            $   144

(*) After elimination of intergeographic transactions.

                           United
 (millions of dollars)     States  Canada   Europe

 Year 1995
 Revenues other than
   intergeographic sales  $23,978  $2,676   $1,749
 Intergeographic sales .    1,335     942      170
   Total revenues ......  $25,313  $3,618   $1,919
 Operating profit ......  $ 2,065  $   29   $  223
 Net income ............  $ 1,582  $   11   $  142
 Capital expenditures ..  $ 2,039  $  311   $  452
 Identifiable assets ...  $18,880  $3,591   $2,755
 Equity investments
   and related advances   $    53  $   32   $    6
 Equity in earnings
   of others ...........  $    36  $   --   $    1

                                            Consol-
                                   Cor-     idated
                           Other   porate     (*)

 Year 1995
 Revenues other than
   intergeographic sales  $2,294            $31,004
 Intergeographic sales .     404                 --
   Total revenues ......  $2,698            $31,004
 Operating profit ......  $  562            $ 2,879
 Net income ............  $  364   $ (237)  $ 1,862
 Capital expenditures ..  $  658   $   66   $ 3,526
 Identifiable assets ...  $2,713   $2,189   $29,241
 Equity investments
   and related advances   $  513                604
   Total assets ........                    $29,845
 Equity in earnings
   of others ...........  $  133            $   170

 (*) After elimination of intergeographic transactions.

           Statement of Information by Industry Segment

(millions of dollars)                Petroleum Operations
                                   Exploration
                                       and        Petroleum    Chemical
                                   Production     Products    Operations
Year 1997
Revenues other than intersegment
  sales .........................  $     7,393    $  22,794   $    5,941
Intersegment sales ..............        3,420        2,018          449
  Total revenues ................  $    10,813    $  24,812   $    6,390
Operating profit ................  $     3,004    $     862   $      732
Equity in earnings of others ....           (6)          35           (7)
General corporate amounts .......
Interest expense ................
Income taxes ....................       (1,018)        (310)        (232)
  Net income ....................  $     1,980    $     587   $      493
Depreciation and related charges   $     1,430    $     455   $      397
Capital expenditures ............  $     2,115    $     455   $      652
Identifiable assets .............  $    14,682    $   7,520   $    6,351
Equity investments and related
  advances ......................  $     1,260    $     164   $      569

                                   Corporate
                                      and
                                     Other
                                   Operations     Consolidated*
Year 1997
Revenues other than intersegment
  sales .........................  $       48     $     36,287
Intersegment sales ..............          --               --
  Total revenues ................  $       48     $     36,287
Operating profit ................  $      (74)    $      4,524
Equity in earnings of others ....           2               24
General corporate amounts .......        (371)            (371)
Interest expense ................        (401)            (401)
Income taxes ....................         504           (1,056)
  Net income ....................  $     (340)    $      2,720
Depreciation and related charges   $       91     $      2,373
Capital expenditures ............  $      122     $      3,344
Identifiable assets .............  $    2,399     $     30,470
Equity investments and related
  advances ......................  $       26            2,019
  Total assets ..................                 $     32,489

*  After elimination of intersegment transactions.

(millions of dollars)                Petroleum Operations
                                   Exploration
                                       and        Petroleum    Chemical
                                   Production     Products    Operations
Year 1996
Revenues other than intersegment
  sales .........................  $     6,409    $  23,755   $    5,698
Intersegment sales ..............        3,630        1,607           71
  Total revenues ................  $    10,039    $  25,362   $    5,769
Operating profit ................  $     2,771    $     771   $      924
Equity in earnings of others ....           (1)          32          112
General corporate amounts .......
Interest expense ................
Income taxes ....................         (986)        (275)        (301)
  Net income ....................  $     1,784    $     528   $      735
Depreciation and related charges   $     1,467    $     456   $      261
Capital expenditures ............  $     2,404    $     500   $      985
Identifiable assets .............  $    15,866    $   7,415   $    6,215
Equity investments and related
  advances ......................  $        71    $      82   $      565

                                   Corporate
                                      and
                                     Other
                                   Operations     Consolidated*
Year 1996
Revenues other than intersegment
  sales .........................  $       44     $     36,112
Intersegment sales ..............          --               --
  Total revenues ................  $       44     $     36,112
Operating profit ................  $       (5)    $      4,461
Equity in earnings of others ....           1              144
General corporate amounts .......        (448)            (448)
Interest expense ................        (192)            (192)
Income taxes ....................         431           (1,131)
  Net income ....................  $     (213)    $      2,834
Depreciation and related charges   $       87     $      2,271
Capital expenditures ............  $      116     $      4,005
Identifiable assets .............  $    2,513     $     31,358
Equity investments and related
  advances ......................  $       24              742
  Total assets ..................                 $     32,100

*  After elimination of intersegment transactions.

(millions of dollars)               Petroleum Operations
                                   Exploration
                                       and       Petroleum    Chemical
                                   Production    Products    Operations
Year 1995
Revenues other than intersegment
  sales .........................  $     4,717   $  20,279   $    5,655
Intersegment sales ..............        2,915       1,038           62
  Total revenues ................  $     7,632   $  21,317   $    5,717
Operating profit ................  $     1,011   $     687   $    1,256
Equity in earnings of others ....           --          35          133
General corporate amounts .......
Interest expense ................
Income taxes ....................         (317)       (231)        (426)
  Net income ....................  $       694   $     491   $      963
Depreciation and related charges   $     1,971   $     471   $      293
Capital expenditures ............  $     2,065   $     500   $      850
Identifiable assets .............  $    14,372   $   7,445   $    5,183
Equity investments and related
  advances ......................  $        47   $      33   $      502

                                   Corporate
                                      and
                                     Other
                                   Operations    Consolidated*
Year 1995
Revenues other than intersegment
  sales .........................  $       46    $     31,004
Intersegment sales ..............          --              --
  Total revenues ................  $       46    $     31,004
Operating profit ................  $      (75)   $      2,879
Equity in earnings of others ....           2             170
General corporate amounts .......        (310)           (310)
Interest expense ................        (335)           (335)
Income taxes ....................         432            (542)
  Net income ....................  $     (286)   $      1,862
Depreciation and related charges   $       59    $      2,794
Capital expenditures ............  $      111    $      3,526
Identifiable assets .............  $    2,705    $     29,241
Equity investments and related
  advances ......................  $       22             604
  Total assets ..................                $     29,845

*  After elimination of intersegment transactions.

                AMOCO CORPORATION AND SUBSIDIARIES
                    ___________________________

                     SUPPLEMENTAL INFORMATION

1.  OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

      The tables presented below provide supplemental information about oil and gas exploration and production activities as defined by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." This information excludes activities associated with marketing of natural gas and Amoco's economic interest in equity affiliates.

Results of Operations for Oil and Gas Producing Activities
                              United                            World-
(millions of dollars)         States Canada   Europe    Other    wide
1997
Oil and gas production
  revenues:
  From consolidated
    subsidiaries ...........  $2,938 $  306   $   --   $  957   $4,201
  From unaffiliated entities     576    387      836      788    2,587
Other revenues .............     617     86      226       75    1,004
  Total revenues ...........   4,131    779    1,062    1,820    7,792
Production costs:
  Taxes other than income ..     229     14       41      137      421
  Other production costs ...     776    230      314      487    1,807
Exploration expenses .......     101     69      159      270      599
Depreciation, depletion and
  amortization expense .....     616    178      220      329    1,343
Other related costs ........     508     35       37      134      714
  Total costs ..............   2,230    526      771    1,357    4,884
Operating profit ...........   1,901    253      291      463    2,908
Income tax expense .........     476    109      142      268      995
  Results of operations ....  $1,425 $  144   $  149   $  195   $1,913

Results   of  Operations  for  Oil  and  Gas  Producing  Activities
(continued)
                              United                            World-
(millions of dollars)         States Canada   Europe    Other    wide
1996
Oil and gas production
revenues:
  From consolidated
    subsidiaries ...........  $3,075 $  369   $    3   $1,146   $4,593
  From unaffiliated entities     719    346      817      853    2,735
Other revenues .............     111     86       83       97      377
  Total revenues ...........   3,905    801      903    2,096    7,705
Production costs:
  Taxes other than income ..     261     15       33      170      479
  Other production costs ...     760    235      256      414    1,665
Exploration expenses .......     142     68      141      265      616
Depreciation, depletion and
  amortization expense .....     682    190      164      351    1,387
Other related costs ........     459     43       64      130      696
  Total costs ..............   2,304    551      658    1,330    4,843
Operating profit ...........   1,601    250      245      766    2,862
Income tax expense .........     398     54      127      433    1,012
  Results of operations ....  $1,203 $  196   $  118   $  333   $1,850

1995
Oil and gas production
  revenues:
  From consolidated
    subsidiaries ...........  $2,223 $  331   $   --   $  908   $3,462
  From unaffiliated entities     512    274      719      717    2,222
Other revenues .............     155    100      102       92      449
  Total revenues ...........   2,890    705      821    1,717    6,133
Production costs:
  Taxes other than income ..     179     13       25      112      329
  Other production costs ...     744    240      233      369    1,586
Exploration expenses .......     152    112      123      223      610
Depreciation, depletion and
  amortization expense .....     973    350      197      337    1,857
Other related costs ........     321     73       85      117      596
  Total costs ..............   2,369    788      663    1,158    4,978
Operating profit ...........     521    (83)     158      559    1,155
Income tax expense .........      15    (37)      70      314      362
  Results of operations ....  $  506 $  (46)  $   88   $  245   $  793

      Oil and gas production revenues reflect the market prices of net production sold or transferred, with appropriate adjustments for royalties, net profits interest and other contractual provisions. Other revenues in 1997 included gains on the sale of non-core U.S. and European properties. Taxes other than income include production and severance taxes and property taxes. Other production costs are lifting costs incurred to operate and maintain productive wells and related equipment, including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Also included are operating costs of field natural gas liquids plants. Production costs include related administrative expenses and depreciation applicable to support equipment associated with production activities.

      Exploration expenses include the costs of geological and geophysical activity, carrying and retaining undeveloped properties and drilling exploratory wells determined to be non-productive. DD&A expense relates to capitalized costs incurred in acquisition, exploration and development activities and does not include depreciation applicable to support equipment. In 1995, DD&A included $355 million and $121 million in the United States and Canada, respectively, related to impairment of long-lived assets. Included in other related costs are significant, non-recurring items and purchases of natural gas for field natural gas liquids plants.

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

      Summarized below is the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1997, 1996 and 1995. The amount shown for affiliates represents Amoco's proportionate economic interest in the estimated discounted future net cash flows of equity affiliates.

                             United                               World-
(millions of dollars)        States   Canada   Europe   Other      wide

December 31, 1997
Future cash inflows ....... $41,138  $ 7,381  $ 9,441  $19,302  $ 77,262
Future development and
  production costs ........  15,178    3,210    4,582    7,192    30,162
Future income taxes .......   6,885    1,426    1,882    6,049    16,242
Future net cash flows .....  19,075    2,745    2,977    6,061    30,858
Ten percent annual discount  10,397    1,093    1,025    2,997    15,512
Discounted net cash flows . $ 8,678  $ 1,652  $ 1,952  $ 3,064  $ 15,346
Affiliates ................ $    --  $    --  $    --  $   809  $    809

December 31, 1996
Future cash inflows ....... $65,932  $10,929  $11,546  $21,813  $110,220
Future development and
  production costs ........  15,749    3,665    4,174    7,595    31,183
Future income taxes .......  15,497    2,592    3,035    5,854    26,978
Future net cash flows .....  34,686    4,672    4,337    8,364    52,059
Ten percent annual discount  19,194    2,115    1,759    3,700    26,768
Discounted net cash flows . $15,492  $ 2,557  $ 2,578  $ 4,664  $ 25,291

December 31, 1995
Future cash inflows ....... $33,326  $ 7,534  $ 8,671  $13,359  $ 62,890
Future development and
  production costs ........  15,923    3,759    4,174    5,173    29,029
Future income taxes .......   4,438    1,155    1,841    3,401    10,835
Future net cash flows .....  12,965    2,620    2,656    4,785    23,026
Ten percent annual discount 7,385 1,013 948 1,844 11,190 Discounted net cash flows . $ 5,580 $ 1,607 $ 1,708 $ 2,941 $ 11,836

      Future cash inflows are computed by applying the year-end prices of oil and gas to proved reserve quantities as reported under "Estimated Proved Reserves." Future price changes are considered only to the extent provided by contractual arrangements. Future development and production costs are estimated expenditures to develop and produce the proved reserves based on year-end costs and assuming continuation of existing economic conditions. Future income taxes are calculated by applying appropriate statutory tax rates to future pre-tax net cash flows from proved oil and gas reserves less recovery of the tax basis of proved properties, and adjustments for permanent differences.

Statement of Changes in Standardized Measure of Discounted Future Net Cash Flows

      The following table details the changes in the standardized measure of discounted future net cash flows for the three years ended December 31, 1997:

(millions of dollars)                    1997       1996      1995
Balance at January 1                  $25,291    $11,836   $10,991
Changes resulting from:
  Sales and transfers of oil and gas
    produced, net of production costs  (4,560)    (5,184)   (3,769)
  Net changes in prices, and
    development and production costs  (15,208)    17,332       407
  Current-year expenditures for
    development .....................   2,077      2,007     1,707
  Extensions, discoveries and
    improved recovery, less
    related costs ...................   2,056      3,928     1,922
  (Sales) purchases of reserves
    in place ........................  (2,287)      (332)      128
  Revisions of previous quantity
    estimates .......................      31        445        56
  Accretion of discount .............   3,763      1,735     1,441
  Net change in income taxes ........   5,073     (7,375)     (833)
  Other .............................    (890)       899      (214)
Balance at December 31 .............. $15,346    $25,291   $11,836

      The prices of crude oil and natural gas have fluctuated over the past several years, which effects the computed future cash flows over the period shown. Because the price of crude oil and natural gas is likely to remain volatile in the future, price changes can be expected to continue to significantly affect the standardized measure of discounted future net cash flows.

Estimated Proved Reserves

      Net proved reserves of crude oil (including condensate), NGL and natural gas at the beginning and end of 1997, 1996 and 1995, with the detail of changes during those years, are presented below. Reported quantities include reserves in which the Corporation holds an economic interest under production-sharing and other types of operating agreements with foreign governments. The estimates were prepared by Corporation engineers and are based on current technology and economic conditions. The Corporation considers such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of proved production. These estimates include only those amounts considered to be proved reserves and do not include additional amounts that may result from extensions of currently proved areas, or amounts that may result from new discoveries in the future, or from application of secondary or tertiary recovery processes not yet determined to be commercial. Proved developed reserves are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods. The amounts shown for affiliates represent Amoco's proportionate economic interest in estimated proved reserves of equity affiliates.

Crude Oil and NGL Reserves
                                            Consolidated

                            United States     Canada      Europe
                            Crude             Crude Oil  Crude Oil
(millions of barrels)        Oil     NGL       and NGL    and NGL
Proved reserves:
December 31, 1994 ........    786    447        286        191
  Revisions of previous
    estimates ............      5     12          5          3
  Improved recovery
    applications .........     12      2         41         25
  Extensions, discoveries
    and other additions ..     27      9         53         16
  Purchases of reserves in
    place ................      4      3          2         56
  Sales of reserves in
    place ................     (1)    (3)       (23)        --
  Production .............    (66)   (22) *     (25)       (23)
December 31, 1995 ........    767    448        339        268
  Revisions of
    previous estimates ...     (1)   (19)        (2)         2
  Improved recovery
    applications .........     25      9         24          9
  Extensions, discoveries
    and other additions ..     12      7         93         73
  Purchases of reserves
    in place .............      3      3         --         --
  Sales of reserves
    in place .............     (9)    (4)       (49)        --
  Production .............    (65)   (27) *     (22)       (22)
December 31, 1996 ........    732    417        383        330
  Revisions of
    previous estimates ...    166    (34)         6         11
  Improved recovery
    applications .........      6      4          1          7
  Extensions, discoveries
    and other additions ..     41      5         47          4
  Purchases of reserves
    in place .............     11      1          2         --
  Sales of reserves
    in place .............   (107)   (78)       (11)        --
  Production .............    (60)   (24) *     (22)       (24)
December 31, 1997.........    789    291        406        328
Proved developed reserves:
December 31, 1994 ........    727    404        236        160
December 31, 1995 ........    713    409        260        150
December 31, 1996 ........    675    376        274        146
December 31, 1997 ........    638    267        284        149

                                  Consolidated

                                Other      Total     Affiliates  Worldwide
                              Crude Oil  Crude Oil   Crude Oil   Crude Oil
(millions of barrels)          and NGL    and NGL     and NGL     and NGL
Proved reserves:
December 31, 1994 ..........    495      2,205          --       2,205
  Revisions of previous
    estimates ..............     12         37          --          37
  Improved recovery
    applications ...........     29        109          --         109
  Extensions, discoveries
    and other additions ....     54        159          --         159
  Purchases of reserves in
    place ..................      8         73          --          73
  Sales of reserves in place    (12)       (39)         --         (39)
  Production ...............    (86)      (222)         --        (222)
December 31, 1995 ..........    500      2,322          --       2,322
  Revisions of
    previous estimates .....     21          1          --           1
  Improved recovery
    applications ...........     15         82          --          82
  Extensions, discoveries
    and other additions ....    114        299          --         299
  Purchases of reserves
    in place ...............     --          6          --           6
  Sales of reserves in place     --        (62)         --         (62)
  Production ...............    (89)      (225)         --        (225)
December 31, 1996 ..........    561      2,423          --       2,423
  Revisions of
    previous estimates .....     27        176          --         176
  Improved recovery
    applications ...........     32         50          --          50
  Extensions, discoveries
    and other additions ....     71        168          --         168
  Purchases of reserves
    in place ...............     46         60         166         226
  Sales of reserves in place   (214)      (410)         --        (410)
  Production ...............    (84)      (214)         (2)       (216)
December 31, 1997...........    439      2,253         164       2,417
Proved developed reserves:
December 31, 1994 ..........    387      1,914          --       1,914
December 31, 1995 ..........    386      1,918          --       1,918
December 31, 1996 ..........    411      1,882          --       1,882
December 31, 1997 ..........    308      1,646         120       1,766

(*) Excludes non-leasehold NGL production attributable to processing plant ownership of approximately 15 million barrels for 1995, 1996 and 1997.

Natural Gas Reserves
                                             Consolidated

                                 United
(billions of cubic feet)         States   Canada   Europe   Other
Proved reserves:
December 31, 1994 .............  11,728    3,022    1,388    2,383
  Revisions of
    previous estimates ........    (198)     (25)      11      126
  Improved recovery
    applications ..............     139       11       39      102
  Extensions, discoveries
    and other additions .......     475      174       72    1,082
  Purchases of reserves
    in place ..................     305       36       --       --
  Sales of reserves in place ..     (76)     (78)     (26)      --
  Production ..................    (891)    (302)    (131)    (213)
December 31, 1995 .............  11,482    2,838    1,353    3,480
  Revisions of
    previous estimates ........    (796)     (55)      38      129
  Improved recovery
    applications ..............     214       12        9       --
  Extensions, discoveries
    and other additions .......     378       79        3    2,871
  Purchases of reserves
    in place ..................     300       21       --       --
  Sales of reserves in place ..    (154)    (259)      --      (20)
  Production ..................    (918)    (293)    (143)    (223)
December 31, 1996 .............  10,506    2,343    1,260    6,237
  Revisions of
    previous estimates ........    (308)      96        6      918
  Improved recovery
    applications ..............     100       11        2       93
  Extensions, discoveries
    and other additions .......     664      112       41      734
  Purchases of reserves
    in place ..................     170       27       --      980
  Sales of reserves in place ..  (1,188)    (113)     (10)  (1,101)
  Production ..................    (847)    (279)    (141)    (225)
December 31, 1997..............   9,097    2,197    1,158    7,636
Proved developed reserves:
December 31, 1994 .............  10,829    2,643    1,028    1,038
December 31, 1995 .............  10,443    2,559    1,017    1,422
December 31, 1996 .............   9,304    2,156      961    1,745
December 31, 1997 .............   8,017    1,980    1,034    2,066
                                  Consoli-
                                  dated
(billions of cubic feet)          Total    Affiliates   Worldwide
Proved reserves:
December 31, 1994 .............   18,521      --        18,521
  Revisions of
    previous estimates ........      (86)     --           (86)
  Improved recovery
    applications ..............      291      --           291
  Extensions, discoveries
    and other additions .......    1,803      --         1,803
  Purchases of reserves
    in place ..................      341      --           341
  Sales of reserves in place ..     (180)     --          (180)
  Production ..................   (1,537)     --        (1,537)
December 31, 1995 .............   19,153      --        19,153
  Revisions of
    previous estimates ........     (684)     --          (684)
  Improved recovery
    applications ..............      235      --           235
  Extensions, discoveries
    and other additions .......    3,331      --         3,331
  Purchases of reserves
    in place ..................      321      --           321
  Sales of reserves in place ..     (433)     --          (433)
  Production ..................   (1,577)     --        (1,577)
December 31, 1996 .............   20,346      --        20,346
  Revisions of
    previous estimates ........      712      --           712
  Improved recovery
    applications ..............      206      --           206
  Extensions, discoveries
    and other additions .......
  Purchases of reserves            1,551      --         1,551
    in place ..................    1,177    1,374        2,551
  Sales of reserves in place ..   (2,412)     --        (2,412)
  Production ..................   (1,492)      (6)      (1,498)
December 31, 1997..............   20,088    1,368       21,456
Proved developed reserves:
December 31, 1994 .............   15,538      --        15,538
December 31, 1995 .............   15,441      --        15,441
December 31, 1996 .............   14,166      --        14,166
December 31, 1997 .............   13,097     807        13,904

Capitalized Costs

      The following table summarizes capitalized costs for oil  and
gas   exploration  and  production  activities,  and  the   related
accumulated depreciation, depletion and amortization:

                             United                           World-
(millions of dollars)        States  Canada  Europe   Other    wide
December 31, 1997
Unproved properties:
  Gross assets ............ $  467   $  270  $   81  $  143  $   961
  Accumulated amortization      96      107      26       7      236
    Net assets ............    371      163      55     136      725
Proved properties:
  Gross assets ............ 14,019    3,334   3,538   6,469   27,360
  Accumulated depreciation,
  depletion, etc. .........  8,245    1,807   1,942   4,743   16,737
    Net assets ............  5,774    1,527   1,596   1,726   10,623
Support equipment and
facilities:
  Gross assets ............    386      112     220     278      996
  Accumulated depreciation     203       64      84     248      599
    Net assets ............    183       48     136      30      397
Net capitalized costs ..... $6,328   $1,738  $1,787  $1,892  $11,745

December 31, 1996
Unproved properties:
  Gross assets ............ $  477   $  232  $   98  $  303  $ 1,110
  Accumulated amortization      97      104       6       7      214
    Net assets ............    380      128      92     296      896
Proved properties:
  Gross assets ............ 15,341    3,364   3,207   6,728   28,640
  Accumulated depreciation,
  depletion, etc. .........  8,927    1,809   1,767   5,045   17,548
    Net assets ............  6,414    1,555   1,440   1,683   11,092
Support equipment and
facilities:
  Gross assets ............    369       88     171     325      953
  Accumulated depreciation     163       55      79     238      535
    Net assets ............    206       33      92      87      418
Net capitalized costs ..... $7,000   $1,716  $1,624  $2,066  $12,406

1997 excludes $2.0 billion associated with Amoco's interest in affiliates.

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

                         United                            World-
(millions of dollars)    States  Canada   Europe  Other     wide
Year 1997
Property acquisition:
  Proved ..............  $    2  $    5   $   --  $    2  $    9
  Unproved ............      38       9       33       2      82
Exploration ...........     261      83      176     372     892
Development ...........     823     327      268     659   2,077
    Total .............  $1,124  $  424   $  477  $1,035  $3,060

Year 1996
Property acquisition:
  Proved ..............  $  113  $   23   $   --  $  10   $  146
  Unproved ............      67      20       --     54      141
Exploration ...........     313      77      174    369      933
Development ...........     833     327      436    411    2,007
    Total .............  $1,326  $  447   $  610  $ 844   $3,227

Year 1995
Property acquisition:
  Proved ..............  $  176  $    6   $   --  $  --   $  182
  Unproved ............      74      33       --     28      135
Exploration ...........     262     124      179    409      974
Development ...........     769     288      344    306    1,707
    Total .............  $1,281  $  451   $  523  $ 743   $2,998

1997 excludes $865 million in cash for Amoco's interest in affiliates.

2.  QUARTERLY RESULTS AND STOCK MARKET DATA
                                                   Net      Net
                                                 Income    Income
                                         Net       Per    Per Share
                             Operating  Income    Share   (Assuming
                  Revenues    Profit     (1)     (Basic)  Dilution)
                          (millions of dollars, except as noted)
1997
First quarter ..  $  8,993   $   1,149  $  674   $ 1.36   $    1.35
Second quarter .     8,624       1,036     622     1.26        1.25
Third quarter ..     8,983       1,099     635     1.30        1.29
Fourth quarter .     9,687       1,240     789     1.63        1.62
1996
First quarter ..  $  8,214   $   1,092  $  728   $ 1.47   $    1.46
Second quarter .     8,765         989     600     1.20        1.20
Third quarter ..     9,018       1,019     635     1.28        1.27
Fourth quarter .    10,115       1,361     871     1.74        1.73

                     Cash
                  Dividends      Common Stock
                     Per        Price Ranges (2)
                    Share       High        Low
1997
First quarter ..  $    .70   $  91 5/8  $  80 1/4
Second quarter .       .70      91 7/8     79 1/4
Third quarter ..       .70      99         87
Fourth quarter .       .70      98 3/8     81 13/16
1996
First quarter ..  $    .65   $  74 1/8  $  67 1/2
Second quarter .       .65      75 1/8     69 1/2
Third quarter ..       .65      72 5/8     65
Fourth quarter .       .65      83 1/2     70 1/4

(1) Fourth-quarter 1997 earnings included net gains of $271 million primarily associated with asset dispositions, including the sale of certain non-core oil and gas properties in the United States. Fourth-quarter 1996 earnings included a gain of $90 million related to a reduction in LIFO inventory levels. Third-quarter 1996 earnings included a gain on the sale of Amoco's polystyrene foam products business of $97 million. Gains of $56 million on certain Canadian asset dispositions benefited first-quarter 1996 results.

(2)  The  common stock price range is that on the  New  York
   Stock Exchange. Amoco's common stock is also traded on the Chicago, Pacific, Toronto and Swiss stock exchanges.

3. MARKET RISKS AND DERIVATIVE INSTRUMENTS

      In the normal course of business, Amoco holds or issues various financial instruments which expose the Corporation to financial risk associated with market currency exchange rates and interest rates. Also, Amoco's petroleum and chemical businesses are affected by commodity price movements. To manage a portion of these inherent risks, Amoco purchases and sells various derivative financial instruments and commodity futures contracts. Substantially all financial instruments held by the Corporation are for purposes other than trading.

Currency Risks

      The Corporation conducts its business primarily in U.S. dollars. Prices for most of the Corporation's products are based on global market prices which are affected primarily by U.S. dollars. Similarly, prices for non-proprietary feedstocks for most of the Corporation's operations are generally based on U.S. dollars. Significant exposures to specific foreign currency exchange risk are reduced through the use of financial instruments, primarily by hedging of foreign currency borrowings and contractual commitments.

      The table below shows the amount of foreign currency forward contracts that have been designated as hedges of foreign currency debt. In addition, forward contracts to acquire Singapore dollars with a face amount of $4 million, which hedge the Corporation's foreign currency exposure associated with certain construction contracts, were outstanding at December 31, 1997. The forward contracts matured in January 1998.

Interest Rate Risks

      The table below also provides information about the interest rates of the Corporation's debt obligations. The table shows the amount of debt, including current portion, and related weighted average interest rates, as of December 31, 1997, by expected maturity dates. Weighted average variable rates are based on forward rates as of December 31, 1997.

                                    Expected Maturity Date
                           1998        1999      2000       2001
                                (millions of U.S. dollars)
U.S. DOLLAR:
Debt
-- Fixed rate .........   $   27      $    4    $    3     $   33
-- Avg. interest rate .     6.5%        10.1%    10.1%      10.4%
-- Variable rate ......   $   12      $  105    $  164     $   82
-- Avg. interest rate .     6.5%        6.6%      6.9%       6.9%

BRITISH POUND:
Debt
-- Variable rate ......   $  120      $   65    $   65     $  190
-- Avg. interest rate .     6.5%        6.8%      7.0%       7.1%
Forward purchases*.....   $  935       $  --    $  --      $  --

CANADIAN DOLLAR:
Debt
-- Fixed rate .........   $   48      $   46    $   42     $   39
-- Avg. interest rate .     6.7%        6.7%      6.7%       6.7%
Forward purchases .....   $   56      $   56    $   56     $   56

                         Expected
                         Maturity
                           Date
                          2002     Thereafter   Total   Fair Value
                                (millions U.S. of dollars)
U.S. DOLLAR:
Debt
-- Fixed rate .........  $  552      $1,793     $2,412    $2,457
-- Avg. interest rate .    7.3%        7.1%       7.2%
-- Variable rate ......  $  232      $  999     $1,594    $1,594
-- Avg. interest rate .    6.9%        5.5%       6.0%

BRITISH POUND:
Debt
-- Variable rate ......  $   90      $   94     $  624    $  624
-- Avg. interest rate .    7.2%        7.2%       7.0%
Forward purchases*.....  $   --      $   --     $  935    $   10

CANADIAN DOLLAR:
Debt
-- Fixed rate .........   $  --      $   41     $  216    $  234
-- Avg. interest rate .      --        6.1%       6.5%
Forward purchases .....   $  --      $  --      $  224    $   (8)

* Forward purchases are renewed periodically to match debt maturities.

Commodity Price Risks

      Amoco is a vertically integrated petroleum and chemical company. The hydrocarbon commodity markets are influenced by global as well as regional supply and demand. Worldwide political events can also impact commodity prices. Amoco's policy generally is to be exposed to market pricing for commodity purchases and sales. Accordingly, the forward energy markets have been used primarily to refloat fixed-price purchases and sales of crude oil, gasoline, heating oil, and natural gas. Most of the contracts listed below are for this purpose. However, Amoco occasionally uses forward sales of its commodity products to fix prices that are favorable with respect to its future price forecasts, reducing its natural long exposure to commodity prices. At December 31, 1997, Amoco had sold forward 4 million barrels of crude oil and 6 trillion Btus of natural gas production for periods of less than one year.

      The table below provides information about the Corporation's futures, swaps and option contracts that are sensitive to hydrocarbon price changes. Contract amounts represent the notional amount of the contract. Fair value represents the amount that would have been required to terminate the contracts at December 31, 1997. Weighted average price represents the year-end forward price for futures; the fixed price and the year-end forward price related to the settlement month for swaps; and the weighted average strike price for options.

                                                          Fair
                                             Contract     Value
                                 Quantity     Amount    Favorable
                                 (000        (millions of dollars)
                                  Barrels)
Crude Oil:
  Maturing in 1998
    Futures-short .............      740        $ 13       $  1
    Options-owned puts ........       50        $  1       $ --
    Swaps-receive
      fixed pay variable ......    3,900        $ 82       $ 11

  Maturing in 1999
    Futures-long ..............        9        $ --       $ --

Refined Products:                (million
                                  gallons)
  Heating oil
  Maturing in 1998
    Futures-long ..............       49        $ 26       $ --

  Maturing in 1999
    Futures-long ..............        1        $  1       $ --

  Unleaded Gasoline
  Maturing in 1998
    Futures-long ..............        3        $  1       $ --

Natural Gas:                     (trillion
                                  Btus)
  Maturing in 1998
    Futures-long ..............        3        $  6       $ --
    Options-owned puts ........        3        $  3       $ --
    Options-written puts ......        6        $ 11       $ --
    Options-owned calls .......        6        $ 14       $ --
    Options-written calls .....        1        $  2       $ --
    Swaps-receive
      fixed pay variable ......       52        $ 88       $ 12
    Swaps-receive
      variable pay fixed ......       95        $166       $  4
    Swaps-receive
      and pay variable ........      198        $410       $  4

                                    Fair       Weighted Average
                                    Value           Price
                                 Unfavorable   Receive   Pay
                                 (millions      (dollar/barrel)
Crude Oil:                       of dollars)
  Maturing in 1998
    Futures-short .............     $  1       $17.91   $   --
    Options-owned puts ........     $ --       $17.00   $   --
    Swaps receive
      fixed pay variable ......     $ --       $21.00   $18.29

  Maturing in 1999
    Futures-long ..............     $ --       $   --   $18.64

Refined Products:                               (dollar/gallon)
  Heating oil
  Maturing in 1998
    Futures-long ..............     $   2      $   --   $  .50

  Maturing in 1999
    Futures-long ..............     $ --       $   --   $  .54

  Unleaded Gasoline
  Maturing in 1998
    Futures-long ..............     $ --       $   --   $  .53

Natural Gas:                                     (dollar/mmBtu)
  Maturing in 1998
    Futures-long ..............     $ --       $   --   $ 2.21
    Options-owned puts ........     $ --       $ 1.31   $   --
    Options-written puts ......     $  1       $   --   $ 1.80
    Options-owned calls .......     $ --       $   --   $ 2.28
    Options-written calls .....     $ --       $ 1.46   $   --
    Swaps-receive
      fixed pay variable ......     $  1       $ 1.69   $ 1.48
    Swaps-receive
      variable pay fixed ......     $  14      $ 1.64   $ 1.75
    Swaps-receive
      and pay variable ........     $   5      $ 2.07   $ 2.07

                                             Contract   Fair Value
                                 Quantity     Amount    Favorable
                                 (trillion   (millions of dollars)
                                  Btus)
Natural Gas:
  Maturing in 1999
    Options-written puts ......        1        $  3       $ --
    Options-owned calls .......        1        $  4       $ --
    Options-written calls .....        1        $  1       $ --
    Swaps-receive
      fixed pay variable ......        6        $ 11       $  1
    Swaps-receive
      variable pay fixed ......        6        $ 10       $  1
    Swaps-receive
      and pay variable ........       10        $ 22       $ --

  Maturing in 2000
    Swaps-receive
      fixed pay variable ......        1        $  1       $ --
    Swaps-receive
      variable pay fixed ......        4        $  8       $  1
    Swaps-receive
      and pay variable ........        2        $  3       $ --

                                    Fair        Weighted Average
                                    Value            Price
                                 Unfavorable    Receive   Pay
                                 (millions      (dollar/mmBtu)
                                 of dollars)
Natural Gas:
  Maturing in 1999
    Options-written puts ......     $ --        $   --   $ 2.27
    Options-owned calls .......     $ --        $   --   $ 2.56
    Options-written calls .....     $ --        $ 1.42   $   --
    Swaps-receive
      fixed pay variable ......     $ --        $ 1.82   $ 1.73
    Swaps receive
      variable pay fixed ......     $ --        $ 1.91   $ 1.77
    Swaps-receive
      and pay variable ........     $ --        $ 2.30   $ 2.29

  Maturing in 2000
    Swaps-receive
      fixed pay variable .....      $ --        $ 1.69   $ 1.58
    Swaps-receive
      variable pay fixed .....      $ --        $ 1.99   $ 1.87
    Swaps-receive
      and pay variable .......      $ --        $ 1.99   $ 1.99

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     None.
                    ___________________________

                             Part III


Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors is incorporated by reference to pages 2-7 of Amoco's Proxy Statement dated March 16, 1998. Also, see heading "Executive Officers of the Registrant" of this Form 10-K.

Item 11.  Executive Compensation

      The information required by this item is incorporated by reference to pages 8-15 of Amoco's Proxy Statement dated March 16, 1998. Information related to the Board Compensation and Organization Committee Report on Executive Compensation and the Cumulative Total Shareholder Return Five-Year Comparison graph are identified separately therein and are not incorporated herein.

Item  12.   Security  Ownership of Certain  Beneficial  Owners  and
Management

      The information required by this item is incorporated by reference to pages 2, 7, 8, 9, 10 and 11 of Amoco's Proxy Statement dated March 16, 1998.

Item 13.  Certain Relationships and Related Transactions

     During 1997, the Corporation and its subsidiaries had purchase and sale transactions with unaffiliated companies of which certain of the Corporation's non-employee directors or director nominees were executive officers or directors. Such transactions were made in the ordinary course of business at competitive prices and terms and are not considered material.

                    ___________________________
                              Part IV


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

        3.  Exhibits

        See "Index to Exhibits."

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 20th day of March, 1998.

                                    AMOCO CORPORATION
                                    (Registrant)


                                    JOHN L. CARL
                                    John L. Carl
                                   Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1998.

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

         Signatures                           Titles

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


THEODORE M. SOLSO*             Director
Theodore M. Solso


MICHAEL WILSON*                Director
Michael Wilson


*By

JOHN L. CARL                   Individually and as Attorney-in-Fact
John L. Carl

                            SCHEDULE II

                         AMOCO CORPORATION
                    ___________________________

               VALUATION AND QUALIFYING ACCOUNTS(1)

                  For the Year Ended December 31,
                       (millions of dollars)

                                   Additions
                     Balance   Charged
                       at      to costs  Charged    Deduc-  Balance
                    beginning    and     to other   tions   at end
    Description      of year   expenses  accounts    (2)    of year
1997
Allowance for
doubtful notes and
accounts receivable      $ 17     $  7       $ --     $ 14     $ 10

1996
Allowance for
doubtful notes and
accounts receivable        16        4         --        3       17

1995
Allowance for
doubtful notes and
accounts receivable        23        7         --       14       16



(1) Reserves were deducted from the assets to which they apply in the Consolidated Statement of Financial Position.

(2) Accounts written off less recoveries and other adjustments.

                         AMOCO CORPORATION
                    ___________________________

                         INDEX TO EXHIBITS

Exhibit
Number                       Exhibit

3(a) The Amended Articles of Incorporation of the registrant, * and amendments thereto.

3(b)    The Amended By-laws of the registrant dated               *
        January 27, 1998.

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

10(b) Employment arrangements between the registrant and Enrique J. Sosa are incorporated by reference to
        Exhibit 10(b) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
          --Employment Agreement dated November 22, 1995; --Letter Agreement amending Employment
            Agreement dated October 28, 1996;
          --Restricted Stock Agreement under the 1991
            Incentive Program of Amoco Corporation and its Participating Subsidiaries, dated
            October 2, 1995;
          --Stock Option Agreement under the 1991 Incentive
            Program of Amoco Corporation and its Participating Subsidiaries, dated March 26, 1996.
          --Stock Option Agreement under the 1991 Incentive
            Program of Amoco Corporation and its
            Participating Subsidiaries, dated October 2, 1995;

*Included herein.

10 (b)    --Deferred Sign-On Bonus Agreement, dated
(cont.)     September 25, 1995.
          --Stock Option Agreement under the 1991 Incentive       *
            Program of Amoco Corporation and its Participating
            Subsidiaries, dated March 25, 1997;

10(c) The 1986 Management Incentive Program of Amoco Corporation and its Participating Subsidiaries, as amended through April 25, 1989, is incorporated by reference to Exhibit 10(c) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1989. Amendments to the 1986 Management Incentive Program are incorporated by reference to pages 9-16 of Amoco's Proxy Statement dated March 15, 1991.

10(d) Amendments to the 1981 Management Incentive Program are incorporated by reference to pages 22-37 of Amoco's Proxy Statement dated March 14, 1986.

10(e) The 1991 Incentive Program of Amoco Corporation and its Participating Subsidiaries, as amended and restated effective November 1, 1996 is incorporated by reference to Exhibit 10(e) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10(f) Restricted Stock Plan for Non-Employee Directors and Retainer Stock Plan for Non-Employee Directors are incorporated by reference to pages 20 through 26 of the registrant's Proxy Statement dated March 16, 1989.

10(g)   Amoco Employee Savings Plan as amended and                *
        restated, effective July 1, 1996.
          --Seventh Amendment of Amoco Employee Savings Plan      *
            effective January 11, 1998.
          --Sixth Amendment of Amoco Employee Savings Plan        *
            effective January 1, 1998.
          --Fifth Amendment of Amoco Employee Savings Plan        *
            effective December 1, 1997.
          --Fourth Amendment of Amoco Employee Savings Plan       *
            effective January 1, 1998.
          --Third Amendment of Amoco Employee Savings Plan        *
            effective December 31, 1997.
          --Second Amendment of Amoco Employee Savings Plan       *
            effective October 1, 1997.

*Included herein.

10(g)     --Third Amendment of Amoco Employee Savings Plan        *
(cont.)     effective March 1, 1997.

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

10(i) Amoco Fabrics and Fibers Company Hourly 401(k) Savings Plan ("AFFC Hourly Plan") as amended and restated, effective January 1, 1996 is incorporated by reference to Exhibit 10(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995. Amendments to the AFFC Hourly Plan effective
        November 1, 1996 are incorporated by reference to
        Exhibit 10(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10(j) Amoco Fabrics and Fibers Company Salaried 401(k) Savings Plan, effective January 1, 1996, and amendments to such plan effective November 1, 1996 are incorporated by reference to Exhibit 10(j) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10(k) Deferral and Restoration Plans are incorporated by reference to Exhibit 10(k) to the registrant's Annual
        Report or Form 10-K for the year-ended December 31, 1996
          --Amoco Performance Share Restoration Plan, amended and restated effective as of January 1, 1997;
          --Deferral Savings Restoration Plan of Amoco
            Corporation and Participating Companies, amended and restated as of November 1, 1996;

*Included herein.

10(k)     --ERISA Savings Restoration Plan of Amoco
(cont.) Corporation and Participating Companies, amended and restated as of November 1, 1996;
          --Amoco Corporation Directors' Deferred Fee
            Plan, as amended and restated effective
            November 1, 1996; and
          --Amoco Corporation Bonus Deferral Plan for
            1991 Incentive Program, as amended and
            restated effective November 1, 1996.

11 Computation of Basic and Diluted Net Income Per Share * for the three years ended December 31, 1997.

12      Statement Setting Forth Computation of Ratio of        *
        Earnings to Fixed Charges for the five years ended
        December 31, 1997.

13      None.

16      None.

18      None.

21      Subsidiaries of the registrant                         *

22      None.

23      Consent of Price Waterhouse LLP.                       *

24      Powers of Attorney are incorporated by reference to
        Exhibit 24 to the registrant's Annual Report on Form 10-K for the period ended December 31, 1995 or to
        Exhibit 24 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

27      Financial Data Schedule for the year ended             *
        December 31, 1997.

28      None.

*Included herein.