Form 10-Q
period 1998-03-31
AMOCO CORP
filed 1998-05-14
CIK 93397

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1998 or

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

Number of shares outstanding as of March 31, 1998--959,627,584

                   PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statement of Income
(millions of dollars, except as noted)
                                                  Three Months Ended
                                                      March 31,
                                                     1998      1997
Revenues:
  Sales and other operating revenues............  $ 6,633   $ 8,076
  Consumer excise taxes.........................      846       815
  Equity in income of affiliates and
    other income................................      164       102
    Total revenues..............................    7,643     8,993

Cost and Expenses:
  Purchased crude oil, natural gas,
    petroleum products and merchandise..........    3,684     4,458
  Operating expenses............................    1,106     1,220
  Petroleum exploration expenses,
    including exploratory dry holes.............      142       156
  Selling and administrative expenses...........      559       532
  Taxes other than income taxes.................      996     1,045
  Depreciation, depletion, amortization,
    and retirements and abandonments............      548       562
  Interest expense..............................       94        78
    Total costs and expenses....................    7,129     8,051
Income before income taxes......................      514       942
Income taxes....................................      128       268
Net income......................................  $   386   $   674

Weighted average number of shares of common
  stock outstanding (in thousands)
  Basic.........................................  962,042   990,573
  Assuming dilution.............................  966,588   996,119


Per Share Data (Based on weighted
  average shares outstanding):

Net income (basic)..............................  $   .40   $   .68
Net income (assuming dilution)..................  $   .40   $   .68
Cash dividends..................................  $   .375  $   .35
___________________
All share data reflect the March 31, 1998 two-for-one common stock split.

Consolidated Statement of Financial Position
(millions of dollars)
                                                March 31,  Dec. 31,
                    ASSETS                        1998       1997
Current assets:
  Cash......................................... $    142   $    166
  Marketable securities -- at cost (corporate
    securities, except $104 at December 31,
    1997 which represents state and municipal        422        979
    securities).
  Accounts and notes receivable (less
    allowances of $11 at March 31, 1998, and
    $10 on December 31, 1997)..................    3,302      3,585
  Inventories
    Crude oil and products.....................      921        914
    Materials and supplies.....................      274        260
  Prepaid expenses, income taxes and other.....      961      1,140
    Total current assets.......................    6,022      7,044
Investments and Other Assets:
  Investments and related advances.............    2,162      2,099
  Long-term receivables and other assets.......    1,054        803
                                                   3,216      2,902
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of
  $27,300 at March 31, 1998, and $26,814 at
  December 31, 1997 (The successful efforts
  method of accounting is followed for costs
  incurred in oil and gas producing activities)   22,643     22,543
    Total assets............................... $ 31,881   $ 32,489

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..... $    145   $    218
  Short-term obligations.......................    1,212        751
  Accounts payable.............................    2,499      3,026
  Accrued liabilities..........................      810        785
  Taxes payable (including income taxes).......      916      1,264
    Total current liabilities..................    5,582      6,044
Long-term obligations:
  Debt.........................................    4,780      4,639
  Capitalized leases...........................       82         80
                                                   4,862      4,719
Deferred Credits and Other Non-Current Liabilities:
  Income taxes.................................    2,914      2,868
  Other........................................    2,299      2,408
                                                   5,213      5,276
Minority Interest..............................      167        131

Shareholders' Equity:
  Common stock (authorized 1,600,000,000 shares;
    issued and outstanding at March 31, 1998
    --959,627,584; December 31, 1997
    --966,047,616 shares)......................    2,546      2,568
  Earnings retained and invested in the
    business...................................   13,664     13,900
  Accumulated other comprehensive income:
    Pension liability adjustment...............      (31)       (31)
    Foreign currency translation adjustment....     (122)      (118)
                                                  16,057     16,319
    Total liabilities and shareholders' equity. $ 31,881   $ 32,489

Consolidated Statement of Cash Flows
(millions of dollars)
                                                Three Months Ended
                                                     March 31,
                                                  1998       1997
Cash Flows from Operating Activities:
  Net income................................... $   386   $   674
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments.........     548       562
    Decrease in receivables....................     273       431
    Increase in inventories....................     (22)     (154)
    Decrease in payables and accrued
      liabilities..............................    (886)     (726)
    Deferred taxes and other items.............     (79)      133
    Net cash provided by operating activities..     220       920

Cash Flows from Investing Activities:
  Capital expenditures.........................    (701)     (660)
  Proceeds from dispositions of property
    and other assets...........................     276       128
  Net investments, advances and business
    acquisitions...............................     (82)      (48)
  Other........................................    (167)        5
    Net cash used in investing activities......    (674)     (575)

Cash Flows from Financing Activities:
  New long-term obligations....................     182       130
  Repayment of long-term obligations...........    (120)      (56)
  Cash dividends paid..........................    (362)     (345)
  Issuances of common stock....................      25        57
  Acquisitions of common stock.................    (313)     (331)
  Increase in short-term obligations...........     461       206
    Net cash used in financing activities......    (127)     (339)

(Decrease) increase in Cash and Marketable
  Securities...................................    (581)        6
Cash and Marketable Securities-
  Beginning of Period..........................   1,145     1,321
Cash and Marketable Securities-End of Period... $   564   $ 1,327

Basis of Financial Statement Preparation

The consolidated financial statements contained herein are unaudited and have been prepared from the books and records of Amoco Corporation ("Amoco" or the "Corporation"). In the opinion of management, the consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. Certain information in the Consolidated Statement of Cash Flows has been reclassified to conform to the new presentation.

Amoco adopted Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" in the first quarter of 1998. The SOP requires costs of computer software developed for internal use to be capitalized as a long-lived asset. The capitalized costs are amortized over the estimated useful life of the software. For the first quarter of 1998 the amount capitalized, which would had been expensed previously, was approximately $35 million after tax.

The Corporation has determined that the U.S. dollar is the appropriate functional currency for substantially all of its operations. Accordingly, the U.S. dollar was adopted as the functional currency for Amoco's European chemical operations as well as all Fabrics operations in the first quarter of 1998. The change in functional currency did not have a significant impact on the Corporation's exposure to changes in currency rates or on the results of operations.

Amoco  also  adopted Statement of Financial Accounting  Standards
No. 130, "Reporting Comprehensive Income." Amoco's comprehensive income is as follows:

                                        Three Months Ended
                                             March 31,
                                          1998       1997
Net income............................   $ 386      $ 674
Other comprehensive income, after tax.      (4)       (88)
Comprehensive income..................   $ 382      $ 586


Item 2. Management's Discussion and Analysis

Results of Operations

Net income for the first quarter of 1998 was $386 million, or $.40 per share, compared to first-quarter 1997 earnings of $674 million, or $.68 per share. Basic and fully diluted per-share data were the same. Per-share information has been adjusted to reflect the March 1998 two-for-one stock split.

The decline in earnings for the first quarter of 1998 primarily resulted from significantly lower energy prices compared to a year ago. Chemical margins were also lower in some product lines, reflecting supply/demand imbalances associated with soft Asian markets and new industry capacity. Partly offsetting these factors were higher petroleum products earnings, reflecting improved sales margins and volumes.

First-quarter 1998 earnings also benefited from an after-tax gain of $43 million associated with ongoing divestitures of North American exploration and production ("E&P") properties. Sales either completed or under contract since last year are expected to generate cumulative proceeds of more than $1.9 billion.

Sales and other operating revenues totaled $6.6 billion for the first quarter of 1998, 18 percent lower than the $8.1 billion reported in the corresponding 1997 period. Crude oil, natural gas and refined products revenues declined 27 percent, 23 percent and 19 percent, respectively, primarily reflecting lower prices.

The increase in equity in income of affiliates and other income for the first quarter 1998 reflects the previously mentioned gain on the sale of North American E&P properties.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3.7 billion for the first three months of 1998, 17 percent lower than the first three months of 1997. The decrease was primarily attributable to lower crude oil and natural gas purchase prices.

Exploration costs of $142 million decreased nine percent from the first-quarter of 1997, mainly due to lower dry hole costs overseas. The increase in interest expense for the first quarter of 1998 compared with the prior-year quarter reflected higher long-term debt balances.

For the 12 months ended March 31, 1998, return on average shareholders' equity was 15.0 percent compared with 17.6 percent for the 12 months ended March 31, 1997. Return on average capital employed was 11.8 percent for the 12-month period ended March 31, 1998, compared with 13.4 percent for the corresponding prior-year period.


Results by Industry Segment

                                     Three Months Ended
                                          March 31,
(millions of dollars)                  1998       1997
Exploration and Production
  United States....................  $  213     $  365
  Canada...........................      33         81
  Overseas.........................      25        127
  Subtotal.........................     271        573
Petroleum Products.................      99         28
Chemicals..........................     103        147
Corporate and Other Operations*....     (87)       (74)
  Net Income.......................  $  386     $  674


* Corporate and other operations include net interest and general corporate expenses, as well as the results of investments in technology companies, real estate interests and other activities.

Exploration and Production
Operating Statistics
                                     Three Months Ended
                                         March 31,
                                      1998       1997
Net Production of Natural Gas
(million cubic feet per day)
  United States....................   2,261      2,381
  Canada...........................     777        771
  Overseas*........................   1,327      1,047
    Total..........................   4,365      4,199

Net Production of Crude Oil and NGL
(thousand barrels per day)
  United States--crude oil.........     151        170
               --NGL...............     103        116
  Canada--crude oil................      61         50
        --NGL......................      11         10
  Overseas*........................     301        308
    Total..........................     627        654

*1998 includes Amoco's interest in affiliates' production of 134 million cubic feet per day of natural gas and 49 thousand barrels per day of crude oil and NGL.


Exploration and Production - U. S.

U.S. E&P operations earned $213 million in the first three months of 1998 compared with $365 million for the similar 1997 period. Included in first-quarter 1998 earnings was a gain of $43 million on the sale of U.S. non-core oil and gas properties. The decline in earnings reflected significantly lower energy prices and lower production due to dispositions.

Amoco's first-quarter U.S. natural gas prices averaged approximately $1.85 per thousand cubic feet ("mcf"), $.65 per mcf below the first quarter of 1997. Amoco's crude oil prices averaged approximately $13.80 per barrel for the quarter, a decline of over $7.00 per barrel from the prior-year period.

Exploration and Production - Canada

Canadian operations earned $33 million in the first quarter of 1998 compared with 1997 first-quarter earnings of $81 million.
The earnings decline resulted primarily from lower energy prices.

Amoco's Canadian natural gas prices averaged approximately $1.20 per mcf for the first quarter of 1998, about $.60 lower than 1997's first quarter. Crude oil prices were about $9.50 per barrel below the first quarter of 1997, averaging $7.50 per barrel for the quarter, reflecting the steep decline in heavy oil prices during the quarter.

Crude oil and natural gas liquids ("NGL") production increased 12 thousand barrels per day over the first quarter of 1997 as a result of increased heavy oil production, which more than offset normal field declines.

Exploration and Production - Overseas

Overseas E&P operations earned $25 million for the first three months of 1998 compared with $127 million in the first quarter of 1997. The decline primarily reflected lower crude oil prices. Partly offsetting were lower exploration expenses and higher natural gas production.

Petroleum Products
Operating Statistics
                                     Three Months Ended
                                         March 31,
                                      1998       1997
U.S. Refined Product Sales
(thousand barrels per day)
  Gasoline.........................     638        585
  Distillates......................     361        329
  Other products...................     185        157
    Total..........................   1,184      1,071

Input to U.S. Crude Units
(thousand barrels per day).........     869        877

Refinery Utilization Rate..........     86%        87%


Petroleum Products activities earned $99 million for the first three months of 1998, compared with $28 million for the similar 1997 period. Higher margins and volumes on refined products more than offset lower earnings from Canadian NGL operations, primarily reflecting lower prices.

Chemicals

Chemical earnings of $103 million for the first quarter of 1998 compared with $147 million for the similar 1997 period. The decline in earnings primarily reflected reduced purified terephthalic acid ("PTA") margins, and lower olefins margins and volumes.

Corporate and Other Operations

Corporate and other operations include net interest and general corporate expenses, as well as the results of investments in technology companies, real estate interests and other activities. Corporate and other operations incurred net expenses of $87 million for the first three months of 1998, compared with net expenses after tax of $74 million in the corresponding 1997 period.

Outlook

The Corporation and the oil industry will continue to be affected by the volatility of crude oil, natural gas and refined product prices, and the overall supply/demand balance of the petrochemical industry. Uncertainty in world markets, particularly Asia, new governmental regulation and technical advances add to the significant challenges to be addressed and managed by Amoco.

Amoco believes it has the structure and resources to allow it to achieve improvements in profitability and growth of its businesses through intensive portfolio management. Amoco also expects to continue to benefit from ongoing cost reduction programs. Efficiency gains are expected through development of new work processes, alliances, joint ventures, strategic acquisitions and divestments and volume growth in its operations.

Amoco's worldwide barrel-oil-equivalent production is expected to increase from 1996 levels by 25 percent by the year 2001, with the largest increases expected to occur in the later years. Significant contributions are anticipated from the deepwater Gulf of Mexico, Trinidad, Venezuela, Argentina, Bolivia, Egypt, and the Caspian Basin.

In the petroleum products sector, Amoco's refinery performance is expected to improve by using a new approach and organization which should increase revenues and improve refining utilization simultaneously. Amoco's marketing strategy will continue to emphasize brand product quality and growth in its position as a convenience retailer, with an objective of increasing gasoline volumes an average of four percent per year over the long term. The new convenience store format, Split Second, and a renewed commitment to the service bay, called Certicare, are both strategies designed to increase growth in marketing operations. Strategic alliances with such companies as McDonald's Corporation and Fomento Economico Mexicano S.A. de C.V. in Mexico are expected to expand.

In the chemical sector, Amoco's overall strategy is to manage its portfolio to maximize existing business value by stronger functional excellence, increased market focus and more efficient management of opportunities. Amoco is in the process of selectively increasing capacities within its chemical portfolio. While current industry excess PTA capacity is putting downside pressure on margins, long-term worldwide growth is expected to be eight percent. Paraxylene ("PX") long-term annual growth is expected to be seven percent. In order to meet expected growth in PTA and PX, Amoco is selectively expanding its wholly owned and joint-venture operations.

In addition, Amoco is expanding its polypropylene capacity, adding a 250,000 ton unit at its existing plant near Alvin, Texas. Alpha-olefins capacity is being expanded by 100,000 tons at a plant in Belgium.


Liquidity and Capital Resources

Cash flows from operating activities for the first three months of 1998 amounted to $220 million compared with $920 million in the prior-year period. Working capital of $440 million at March 31, 1998 compared with $1.0 billion at December 31, 1997. The Corporation's current ratio was 1.08 to 1 at March 31, 1998, compared with 1.17 to 1 at year-end 1997. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

Amoco's debt totaled $6.1 billion at March 31, 1998 and $5.6 billion at year-end 1997. Debt as a percentage of debt-plus-equity was 27.4 percent at March 31, 1998, and 25.4 percent at year-end 1997. Amoco Corporation guarantees the public debt obligations of Amoco Company and the public notes, bonds and debentures of Amoco Canada Petroleum Company Ltd. ("Amoco Canada"). Amoco also guarantees certain outstanding loans of equity basis affiliates, which at March 31, 1998, totaled $333 million.

Cash dividends paid in the first quarter of 1998 totaled $362 million. The quarterly dividend was raised in the first quarter of 1998 to bring the annual dividend to $1.50 per share on a post-split basis. Amoco declared a two-for-one stock split on shares outstanding on March 31, 1998.

Amoco is into the second year of a two-year, $2 billion stock repurchase program. Through March 1998, 34.2 million shares of Amoco's common stock, on a post-split basis, were repurchased at a cost of over $1.5 billion.

Amoco is a 50 percent owner of a recently constructed power generation plant in Colombia. Currently, it is not clear whether an adequate fuel supply will be available to the plant on an efficient basis. Amoco is exploring alternatives for plant fuel supply, and evaluating its commercial options. If an alternative fuel supply cannot be identified, recovery of Amoco's investment of approximately $110 million would be uncertain.

The Corporation believes its strong financial position will permit the financing of business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At March 31, 1998, bank lines of credit available to support commercial paper borrowings amounted to $500 million, all of which were supported by commitment fees.

The Corporation also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities and for ongoing operations. A $500 million shelf registration statement remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

Capital and exploration expenditures for the first three months of 1998 totaled $843 million, excluding $90 million for Amoco's share of equity basis affiliates' spending. This compared with $816 million for the similar 1997 period, excluding $45 million for Amoco's share of affiliates' spending. Approximately 72 percent of the 1998 expenditures was spent in E&P operations. In light of weaker energy prices than anticipated, the Corporation recently reduced the 1998 capital and exploration spending plan by eight percent, or about $340 million, to $3.9 billion, about the same as 1997 capital and exploration expenditures.

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

The Internal Revenue Service ("IRS") challenged the application of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1992. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to 1980 through 1982. The Corporation contested the IRS statutory Notice of Deficiency. Trial on the matter was held in April 1995, and a decision was rendered by the U.S. Tax Court in March 1996, in Amoco's favor. The IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Seventh Circuit, and on March 11, 1998, the Seventh Circuit affirmed the Tax Court's prior decision. A proposal for a comparable adjustment of foreign tax credits is pending for the years 1983 through 1992 based upon subsequent IRS audits. The Corporation believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. Consequently, this dispute is not expected to have a material effect on liquidity, results of operations, or the consolidated financial position of the Corporation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on April 28,
1998.

(b)  Not applicable

(c) Five persons nominated by the Board of Directors were elected directors. Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees listed in the proxy statement. Results of the election were as follows: Ruth S. Block, shares for 411,109,093, shares withheld 9,472,402; John H. Bryan, shares for 411,934,520, shares withheld 8,646,975; Arthur
C. Martinez, shares for 411,803,730, shares withheld 8,777,765; Walter E. Massey, shares for 411,734,237, shares withheld 8,847,258; Michael H. Wilson, shares for 408,942,743, shares withheld 11,638,752. Abstentions for the nominees as a group totaled 8,400,132. With respect to the concurrence in the appointment of Price Waterhouse LLP to serve as independent accountants for Amoco and its subsidiaries for the fiscal year 1998, the results were as follows: shares for 416,014,875, shares against 2,575,789 and abstentions 1,990,831. The indicated shares are on a pre-split basis.

(d)  Not applicable

Item 5.  Other Information

Shown below is summarized financial data of Amoco's wholly
owned subsidiary, Amoco Company.
                                               Three Months
                                                  Ended
                                                March 31,
                                             1998        1997
                                           (millions of dollars)
Total revenues (including excise taxes)...  $ 6,936     $ 8,074
Net income................................  $   297     $   556

                                           March 31,   Dec. 31,
                                             1998        1997
Current assets............................  $ 6,520     $ 6,442
Total assets..............................  $30,380     $30,062
Current liabilities.......................  $ 4,817     $ 5,165
Long-term debt - affiliates...............  $ 4,880     $ 4,739
               - other....................  $ 2,953     $ 2,791
Deferred credits..........................  $ 4,709     $ 4,663
Minority interest.........................  $   123     $   119
Shareholder's equity......................  $12,817     $12,505




Shown below is summarized financial data of Amoco's wholly
owned subsidiary, Amoco Canada.
                                               Three Months
                                                  Ended
                                                March 31,
                                             1998        1997
                                           (millions of dollars)
Revenues..................................  $   975     $ 1,350
Net income................................  $    28     $   141

                                           March 31,   Dec. 31,
                                             1998        1997
Current assets............................  $   998     $ 1,479
Total assets..............................  $ 3,875     $ 4,217
Current liabilities.......................  $   583     $   948
Non-current liabilities...................  $ 3,038     $ 3,043
Shareholder's equity .....................  $   254     $   226



Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     Exhibit
     Number
     12      Statement Setting Forth Computation of
             Ratio of Earnings to Fixed Charges.

     27      Financial Data Schedule.

(b)    No reports on Form 8-K were filed during the quarter ended
March 31, 1998.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Amoco Corporation
                                    (Registrant)


Date: May 14, 1998

                                   A. J. NOCCHIERO
                                   A. J. Nocchiero
                                   Vice President and Controller
                                   (Duly Authorized and Chief
                                    Accounting Officer)