Form 10-Q
period 1998-06-30
AMOCO CORP
filed 1998-08-13
CIK 93397

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1998 or

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

Number of shares outstanding as of June 30, 1998--954,195,558

                   PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statement of Income
(millions of dollars, except as noted)
                                    Three Months       Six Months
                                        Ended             Ended
                                       June 30,          June 30,
                                    1998     1997     1998      1997
Revenues:
  Sales and other operating
    revenues..................... $ 6,874  $ 7,664  $13,507   $15,740
  Consumer excise taxes..........     912      868    1,758     1,683
  Equity in income of affiliates
    and other income.............     135       92      299       194
    Total revenues...............   7,921    8,624   15,564    17,617

Cost and Expenses:
  Purchased crude oil, natural
    gas, petroleum products and
    merchandise..................   3,682    4,215    7,366     8,673
  Operating expenses.............   1,187    1,210    2,293     2,430
  Petroleum exploration expenses,
    including exploratory dry
    holes........................     159      129      301       285
  Selling and administrative
    expenses.....................     552      475    1,111     1,007
  Taxes other than income taxes..   1,057    1,060    2,053     2,105
  Depreciation, depletion,
    amortization, and retire-
    ments and abandonments.......     756      530    1,304     1,092
  Interest expense...............     109       94      203       172
    Total costs and expenses.....   7,502    7,713   14,631    15,764
Income before income taxes.......     419      911      933     1,853
Income taxes.....................     132      289      260       557
Net income....................... $   287  $   622  $   673   $ 1,296

Weighted average number of shares
  of common stock outstanding
  (in thousands):
  Basic.......................... 956,001  984,358  959,021   987,466
  Assuming dilution.............. 960,572  989,743  963,540   992,813

Per Share Data (Based on weighted
  average shares outstanding):

Net income (basic)............... $   .30  $   .63  $   .70   $  1.31
Net income (assuming dilution)... $   .30  $   .63  $   .70   $  1.30
Cash dividends................... $   .375 $   .35  $   .75   $   .70


All share data reflect the March 31, 1998 two-for-one common stock split.

Consolidated Statement of Financial Position
(millions of dollars)
                                                June 30,   Dec. 31,
                    ASSETS                        1998       1997
Current assets:
  Cash......................................... $    143   $    166
  Marketable securities -- at cost (corporate
    securities, except $5 at June 30, 1998, and
    $104 at December 31, 1997 which represents
    state and municipal securities)............      769        979
  Accounts and notes receivable (less
    allowances of $11 at June 30, 1998, and
    $10 on December 31, 1997)..................    3,304      3,585
  Inventories
    Crude oil and products.....................      967        914
    Materials and supplies.....................      253        260
  Prepaid expenses, income taxes and other.....      918      1,140
    Total current assets.......................    6,354      7,044
Investments and Other Assets:
  Investments and related advances.............    2,289      2,099
  Long-term receivables and other assets.......      962        803
                                                   3,251      2,902
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of
  $27,994 at June 30, 1998, and $26,814 at
  December 31, 1997............................   22,669     22,543
    Total assets............................... $ 32,274   $ 32,489

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..... $    140   $    218
  Short-term obligations.......................    1,380        751
  Accounts payable.............................    2,376      3,026
  Accrued liabilities..........................      889        785
  Taxes payable (including income taxes).......    1,046      1,264
    Total current liabilities..................    5,831      6,044
Long-term obligations:
  Debt.........................................    5,327      4,639
  Capitalized leases...........................       81         80
                                                   5,408      4,719
Deferred Credits and Other Non-Current Liabilities:
  Income taxes.................................    2,848      2,868
  Other........................................    2,280      2,408
                                                   5,128      5,276
Minority Interest..............................      163        131
Shareholders' Equity:
  Common stock (authorized 1,600,000,000 shares;
    issued and outstanding at June 30, 1998
    --954,195,558; December 31, 1997
    --966,047,616 shares)......................    2,542      2,568
  Earnings retained and invested in the
    business...................................   13,352     13,900
  Accumulated other comprehensive income:
    Pension liability adjustment...............      (31)       (31)
    Foreign currency translation adjustment....     (119)      (118)
                                                  15,744     16,319
    Total liabilities and shareholders' equity. $ 32,274   $ 32,489

Consolidated Statement of Cash Flows
(millions of dollars)
                                                Six Months Ended
                                                     June 30,
                                                   1998      1997
Cash Flows from Operating Activities:
  Net income................................... $   673   $ 1,296
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments.........   1,304     1,092
    Decrease in receivables....................     267       399
    Increase in inventories....................     (46)     (154)
    Decrease in payables and accrued
      liabilities..............................    (873)     (475)
    Deferred taxes and other items.............    (305)      (55)
    Net cash provided by operating activities..   1,020     2,103

Cash Flows from Investing Activities:
  Capital expenditures.........................  (1,452)   (1,527)
  Proceeds from dispositions of property
    and other assets...........................     381       182
  Net investments, advances and business
    acquisitions...............................    (151)     (470)
  Other........................................     (17)       11
    Net cash used in investing activities......  (1,239)   (1,804)

Cash Flows from Financing Activities:
  New long-term obligations....................     744       337
  Repayment of long-term obligations...........    (131)      (83)
  Cash dividends paid..........................    (722)     (694)
  Issuances of common stock....................      27        69
  Acquisitions of common stock.................    (561)     (658)
  Increase in short-term obligations...........     629       289
    Net cash used in financing activities......     (14)     (740)

Decrease in Cash and Marketable
  Securities...................................    (233)     (441)
Cash and Marketable Securities-
  Beginning of Period..........................   1,145     1,321
Cash and Marketable Securities-End of Period... $   912   $   880

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized at fair value as either assets or liabilities in the statement of financial position. The effect of adoption of SFAS No. 133 is not known at this time, but is not expected to be material to Amoco's financial position or results of operations. Implementation of SFAS No. 133 is required no later than the quarter ending March 31, 2000.

Amoco adopted Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" in the first quarter of 1998. The SOP requires costs of computer software developed for internal use to be capitalized as a long-lived asset. The capitalized costs are amortized over the estimated useful life of the software. The amount capitalized, which would have been expensed previously, was approximately $57 million after tax in the first six months of 1998 with $22 million capitalized during the second quarter.

Shown below is Amoco's comprehensive income.

                                        Three Months       Six Months
                                           Ended             Ended
                                          June 30,          June 30,
                                         1998    1997     1998     1997
Net income............................ $  287  $  622   $  673   $1,296
Other comprehensive income, after tax.      3      13       (1)     (75)
Comprehensive income.................. $  290  $  635   $  672   $1,221


Item 2. Management's Discussion and Analysis

Results of Operations

Net income for the second quarter of 1998 was $287 million, or $.30 per share, compared to second-quarter 1997 earnings of $622 million, or $.63 per share. Basic and fully diluted per-share data were the same.

Second-quarter 1998 results included favorable tax adjustments of $106 million related to Canadian operations. Earnings were reduced by $214 million for impairment of the value of operations in Colombia. The impairment of the Opon field in Colombia reflected lower than anticipated natural gas production and related reserve estimates. The charge also reflected impairment of the adjacent Termo Santander power plant because of the unavailability of an economic fuel supply.

Excluding these items, second-quarter 1998 earnings would have been $395 million compared with second-quarter 1997 earnings of $622 million. The earnings decline primarily resulted from lower worldwide crude oil prices, which for Amoco dropped over $5.00 per barrel in the United States compared with the year-earlier levels, reflecting an oversupply of crude oil on world markets, and lower worldwide demand resulting in part from the economic crisis in Asia.

For the first six months of 1998, Amoco reported earnings of $738 million, excluding the Colombian impairment charge of $214 million, favorable tax adjustments of $106 million and the first-quarter gain of $43 million on asset divestitures. This compared with $1,296 million for the first half of 1997. The decrease in earnings in 1998 primarily reflected lower crude oil prices and chemical margins. Partly offsetting were higher petroleum products earnings due to improved refining margins and sales volumes.

Sales and other operating revenues totaled $6.9 billion for the second quarter of 1998, 10 percent lower than the $7.7 billion reported in the corresponding 1997 period. For the first six months of 1998, sales and other operating revenues declined 14 percent to $13.5 billion from 1997 revenues of $15.7 billion. The decline in revenues in both periods reflected lower prices for crude oil and refined products.

The increase in other income for the second quarter and year-to-date 1998 reflected gains associated with the divestitures of North American exploration and production ("E&P") properties. The divestitures, which began in the third quarter of 1997, were part of the Corporation's strategy to upgrade and refocus the portfolio of E&P assets.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3.7 billion for the second quarter of 1998, down 13 percent from the second quarter of 1997. For the first six months of 1998, purchases totaled $7.4 billion, 15 percent below the comparable 1997 period. The decrease in both periods was primarily attributable to lower crude oil purchase prices.

Petroleum exploration expenses of $159 million for the second quarter of 1998 increased 23 percent from the second quarter of 1997, mainly due to higher dry hole costs in the United States and overseas. For the first six months of 1998, exploration expenses increased six percent over the six-month period in 1997, reflecting higher exploration costs in the United States offset by lower costs overseas.

The   increase  in  depreciation,  depletion,  amortization,  and retirements  and abandonments for both the quarter  and  year-to-
date   periods  primarily  reflected  the  previously   mentioned
impairment charge for Colombian assets.

The increase in interest expense for the second quarter and first six months of 1998, compared with the prior-year's periods, reflected higher debt balances.

For the 12 months ended June 30, 1998, return on average shareholders' equity was 13.1 percent compared with 17.5 percent for the 12 months ended June 30, 1997. Return on average capital employed was 10.1 percent for the 12-month period ended June 30, 1998, compared with 13.4 percent for the corresponding prior-year period.


Results by Industry Segment

                                     Three Months          Six Months
                                        Ended                Ended
                                       June 30,             June 30,
(millions of dollars)               1998      1997       1998    1997
Exploration and Production
  United States.................  $  154    $  209     $  367  $  574
  Canada........................      74        22        107     103
  Overseas......................    (249)       67       (224)    194
  Subtotal......................     (21)      298        250     871
Petroleum Products..............     230       185        329     213
Chemicals.......................     115       185        218     332
Corporate and Other Operations*.     (37)      (46)      (124)   (120)
  Net Income....................  $  287    $  622     $  673  $1,296


* Corporate and other operations include net interest and general corporate expenses, as well as the results of investments in technology companies, real estate interests and other activities.

Exploration and Production
Operating Statistics
                               Three Months      Six Months
                                    Ended          Ended
                                   June 30,       June 30,
                                1998    1997     1998    1997
Net   Production  of  Natural
Gas(million  cubic  feet  per
day)
  United States............    2,271    2,415   2,266    2,399
  Canada...................      760      727     769      749
  Overseas.................    1,417      962   1,372    1,006
   Total...................    4,448    4,104   4,407    4,154
  Amoco's share of affiliates'
    production (included in
    overseas)..............      169        -     151        -

Net   Production  of  Crude  Oil  and
NGL(thousand barrels per day)
  United States--crude oil.      155      164     153      167
               --NGL.......      114      110     109      115
  Canada--crude oil........       63       52      62       51
        --NGL..............       10       10      10       10
  Overseas.................      304      295     302      301
   Total...................      646      631     636      644
  Amoco's share of affiliates'
    production (included in
    overseas)..............       46        -      47        -


Exploration and Production - U. S.

U.S. E&P operations earned $154 million in the second quarter of 1998. The decrease, compared with second-quarter 1997 earnings of $209 million, resulted from lower crude oil and natural gas liquids ("NGL") prices, and lower production volumes. Partly offsetting were higher natural gas prices.

For the first six months of 1998, U.S. E&P results were $367 million compared with $574 million earned during the comparable period in 1997. Included in 1998 earnings was a first-quarter $43 million gain on asset divestitures. Excluding that gain, the earnings decline reflected lower energy prices and production volumes and higher exploration expenses.

Amoco's U.S. natural gas prices averaged approximately $1.85 per thousand cubic feet ("mcf") during the second quarter and the first six months of 1998, about $.15 per mcf higher than the second quarter of 1997, but $.20 per mcf below average natural gas prices for the first half of 1997.

For the second quarter, Amoco's average crude oil prices decreased about $5.00 per barrel and averaged approximately $12.70 per barrel. Amoco's crude oil prices for the first six months of 1998 averaged $13.25 per barrel, a 31 percent drop from the comparable period in 1997.

Natural gas production decreased six percent compared with the second quarter and first six months of 1997. Second-quarter 1998 crude oil and NGL production declined two percent from a year ago. Year-to-date crude oil and NGL production declined seven percent from the comparable period in 1997.

The  production decline reflected dispositions and  normal  field declines. Partially offsetting was increased production from  the
deepwater   Gulf  of  Mexico,  Tuscaloosa,  Cotton   Valley   and
Overthrust areas.

Exploration and Production - Canada

Canadian E&P operations earned $24 million in the second quarter of 1998, excluding tax benefits of $50 million, compared with 1997 second-quarter earnings of $22 million. Favorably affecting results were higher production volumes and natural gas prices, offset by lower crude oil prices.

For the first half of 1998, earnings were $57 million, excluding tax benefits of $50 million, compared with 1997 year-to-date earnings of $103 million. The decline in earnings primarily resulted from lower crude oil and natural gas prices.

Amoco's Canadian natural gas prices for the second quarter averaged approximately $1.35 per mcf, $.20 per mcf higher than the same period in 1997. For the first six months, Canadian natural gas prices averaged $1.30 per mcf, $.20 per mcf below the 1997 level.

Amoco's crude oil prices in Canada averaged $7.50 per barrel for the second quarter and first half of 1998. Crude oil prices declined about $6.50 per barrel below the second quarter of 1997 and almost $8.00 per barrel below the first six months of 1997, reflecting lower industry prices and increased heavy oil production.

Natural gas production increased five percent during the second quarter of 1998 compared with the same period in 1997. For the first six months, natural gas production increased three percent. Incremental development production more than offset the effect of asset dispositions and normal field declines.

Exploration and Production - Overseas

Overseas E&P operations reported a loss of $35 million in the second quarter of 1998, excluding $214 million related to impairment of the value of the Opon field and power plant facility in Colombia. The loss in the second quarter of 1998 compared with second-quarter 1997 earnings of $67 million. The decrease primarily resulted from lower crude oil prices, partly offset by increased natural gas production.

For the first half of 1998, overseas E&P operations reported a loss of $10 million, excluding the Colombian impairment charge. This compared with earnings of $194 million for the 1997 six-month period. The decrease mainly resulted from lower crude oil prices and less favorable currency effects compared with 1997.

Weighted average overseas crude oil prices dropped approximately $5.00 per barrel during the second quarter of 1998 compared with the similar period in 1997. Comparing the first half of 1998 with the same period in 1997, crude oil prices dropped over $6.00 per barrel.

Natural gas production increased in the second quarter and first half of 1998 mainly as a result of higher production in the United Kingdom, Argentina and Trinidad. Crude oil production was up three percent compared with the second quarter of 1997. For the six-month period, crude oil production was about the same as the 1997 period.


Petroleum Products
Operating Statistics

                                Three Months       Six  Months
                                     Ended           Ended
                                  June  30,        June  30,

                                1998     1997    1998     1997
U.S. Refined Product Sales
(thousand barrels per day)
  Gasoline.................      699      684     664      635
  Distillates..............      350      332     356      331
  Other products...........      232      202     213      179
   Total...................    1,281    1,218   1,233    1,145

Input to U.S. Crude Units
(thousand barrels per day)       997      961     933      919

Refinery Utilization Rate        98%      95%     92%      91%


Petroleum  Products  operations earned $230  million  during  the second quarter of 1998 compared with second-quarter 1997 earnings
of   $185  million.  The  increase  reflected  improved  refining efficiencies and strong gasoline sales volumes.

The stronger earnings performance in the first half of 1998 over the same period in 1997 reflected higher gasoline and distillate sales volumes and margins, and higher asphalt margins.

In the second quarter, U.S. refined product sales volumes grew by five percent in comparison with 1997's second quarter. Year-to-date sales volumes grew by eight percent.

Chemicals

Chemicals earned $115 million in the second quarter of 1998 and $218 million for the first six months of 1998, down 38 and 34 percent, respectively, from the comparable 1997 periods. The decrease reflected the continued impact of industry capacity additions resulting in oversupply, which put downward pressure on margins across most commodity product lines. Partly offsetting were higher purified terephthalic acid ("PTA") and polypropylene volumes, which increased 13 and three percent, respectively, for the quarter and eight percent and five percent, respectively, for the first half of 1998.

Corporate and Other Operations

Corporate and other operations include net interest and general corporate expenses as well as investments in technology companies, real estate interests and other activities. Corporate and other operations reported net expenses of $85 million in the second quarter of 1998, excluding $48 million of favorable adjustments related to Canadian taxes. This compared with net expenses of $46 million in the corresponding 1997 period. The increase in corporate and other operations net expenses reflected higher net interest and tax expense.

For the first half of 1998, corporate and other operations reported net expenses of $172 million, excluding $48 million of favorable adjustments related to Canadian taxes. The $52 million increase in net expenses over the corresponding 1997 period resulted from higher interest and tax expense partially offset by favorable currency effects.

Subsequent Event

On August 11, 1998, Amoco and The British Petroleum Company p.l.c. ("BP") announced that the companies signed a merger agreement. Subject to standard approvals and contingencies, Amoco will merge with a subsidiary of BP. Under the agreement, Amoco shareholders will be entitled to receive for each Amoco common share held at closing, 3.97 BP ordinary shares. Such shares will be delivered in the form of American Depository Receipts, which represent six BP ordinary shares. Following the merger, BP shareholders will hold approximately 60 percent and Amoco shareholders approximately 40 percent of the capital of the combined company on a diluted basis. BP will be renamed BP Amoco p.l.c. For additional information see Exhibits 2(a), 2(b) and 2(c) included in this Form 10-Q.


Liquidity and Capital Resources

Cash flows from operating activities for the first six months of 1998 amounted to $1,020 million compared with $2,103 million in the prior-year period. Working capital of $523 million at June 30, 1998 compared with $1.0 billion at December 31, 1997. The Corporation's current ratio was 1.09 to 1 at June 30, 1998, compared with 1.17 to 1 at year-end 1997. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

Amoco's debt totaled $6.8 billion at June 30, 1998 and $5.6 billion at year-end 1997. Debt as a percentage of debt-plus-equity was 30.1 percent at June 30, 1998, and 25.4 percent at year-end 1997. Amoco Corporation guarantees the public debt obligations of Amoco Company and the public notes, bonds and debentures of Amoco Canada Petroleum Company Ltd. ("Amoco Canada"). Amoco also guarantees certain outstanding loans of equity-basis affiliates, which at June 30, 1998, totaled $349 million.

Cash dividends paid in the first half of 1998 totaled $722 million. Amoco was into the second year of a two-year, $2 billion stock repurchase program which was discontinued as a result of the merger agreement between Amoco and BP. Through June 1998, 40 million shares of Amoco's common stock were repurchased, on a post-split basis, at a cost of $1.8 billion. Stock repurchased under the program was in addition to shares purchased for benefit plan purposes.

The Corporation believes its strong financial position will permit the financing of business needs and opportunities as they arise. Short-term borrowings totaled $1.4 billion at June 30, 1998, an increase of $629 million since year-end 1997. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At June 30, 1998, bank lines of credit available to support outstanding commercial paper borrowings amounted to $790 million, all of which were supported by commitment fees.

The Corporation also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities and for ongoing operations. Amoco Company issued $500 million of ten-year, 6% guaranteed notes during the second quarter of 1998. A $500 million shelf registration statement on file with the Securities and Exchange Commission was withdrawn during the second quarter of 1998.

Capital and exploration expenditures for the first six months of 1998 totaled $1,753 million, excluding $196 million for Amoco's share of equity-basis affiliates' spending. This compared with $1,812 million for the similar 1997 period, excluding $89 million for Amoco's share of affiliates' spending. Approximately 70 percent of the 1998 expenditures was spent in E&P operations.

Amoco has been addressing the issue of preparing its computer systems to properly handle date information in the year 2000 and beyond. This has involved the implementation of new systems and upgrading of computer information technology where needed. In addition Amoco has reviewed its information and process control systems, as well as other electronic control systems, to identify all critical equipment and software that will need to be altered or replaced to be prepared for the year 2000. The upgrading and replacement of these systems is underway and will occur primarily during the three years ending in December 1999, with the bulk of this work being completed by the end of 1998. Incremental costs related to this effort are expected to reduce income by about $55 million before tax in 1998, and by about $100 million for the 1997 through 1999 period. The Amoco year 2000 process will assess the year 2000 readiness of critical suppliers and customers who are addressing similar issues in their businesses and systems. Interruptions in supplies or customer orders (or other failures of third parties on which the Corporation relies) resulting from year 2000 issues could adversely affect Amoco's business. The Corporation is in the process of reviewing its business resumption and contingency plans to mitigate the impact of possible third party failures where cost effective.

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


"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995.

Statements in this report that are not historical facts, including statements about industry and company growth, estimates of expenditures and savings, and other trend projections are forward looking statements. These statements are based on current expectations and involve risk and uncertainties. Actual future results or trends may differ materially depending on a variety of factors. These include specific factors identified in the discussion accompanying such forward looking statements, industry product supply, demand and pricing, political stability and economic growth in relevant areas of the world, the Corporation's successful execution of its internal performance plans, development and use of new technology, successful partnering, actions of competitors, natural disasters, and other changes to business conditions.


                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1992 in Part II,
Item 1 of Amoco's Form 10-Q for the quarter ended March 31, 1998.

Seven proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $3.9 million.

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

                             Three Months       Six Months
                                 Ended            Ended
                                June 30,         June 30,
                             1998   1997        1998     1997
                                 (millions of dollars)
Total revenues(including
excise taxes)...........  $ 7,233  $ 7,826  $14,169   $15,900
Net income..............  $   158  $   546  $   455   $ 1,102

                                 June 30,     Dec. 31,
                                    1998         1997
                                 (millions of dollars)
Current assets.................  $ 6,032      $ 6,442
Total assets...................  $29,927      $30,062
Current liabilities............  $ 4,865      $ 5,165
Long-term debt-affiliates......  $ 5,022      $ 4,739
              -other...........  $ 3,505      $ 2,791
Deferred credits...............  $ 4,725      $ 4,663
Minority interest..............  $   120      $   119
Shareholder's equity...........  $11,609      $12,505



Shown below is summarized financial information for Amoco's wholly owned subsidiary, Amoco Canada.

                            Three Months          Six Months
                                Ended               Ended
                               June 30,            June 30,
                           1998       1997      1998     1997
                                 (millions of dollars)

Revenues................  $ 858    $ 1,057   $ 1,833  $ 2,407
Net income(loss)........  $ 131    $    (4)  $   159  $   137


                                 June 30,    Dec. 31,
                                    1998        1997
                                 (millions of dollars)
Current assets.................. $   828     $ 1,479
Total assets.................... $ 3,860     $ 4,217
Current liabilities............. $   551     $   948
Non-current liabilities......... $ 2,924     $ 3,043
Shareholder's equity............ $   385     $   226



Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     Exhibit
     Number

     2(a) The August 11, 1998, press release announcing the merger agreement between Amoco and BP.

     2(b) Agreement and Plan of Merger among Amoco, BP and Eagle Holdings, Inc., dated August 11, 1998.

     2(c)    Stock Option Agreement between Amoco and BP.

     12      Statement Setting Forth Computation of
             Ratio of Earnings to Fixed Charges.

     27      Financial Data Schedule.

(b)  No reports on Form 8-K were filed during the quarter ended
    June 30, 1998.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Amoco Corporation
                                    (Registrant)


Date: August 13, 1998

                                   A. J. NOCCHIERO
                                   A. J. Nocchiero
                                   Vice President and Controller
                                   (Duly Authorized and Chief
                                    Accounting Officer)