Form 10-Q
period 1998-09-30
AMOCO CORP
filed 1998-11-13
CIK 93397

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1998 or

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

Number of shares outstanding as of September 30, 1998--954,653,958

                   PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statement of Income
(millions of dollars, except as noted)
                                    Three Months       Nine Months
                                        Ended             Ended
                                    September 30,     September 30,
                                     1998     1997     1998      1997
Revenues:
  Sales and other operating
    revenues..................... $ 6,448  $ 7,984  $19,955   $23,724
  Consumer excise taxes..........     924      894    2,682     2,577
  Equity in income of affiliates
    and other income.............      85      105      384       299
    Total revenues...............   7,457    8,983   23,021    26,600

Cost and Expenses:
  Purchased crude oil, natural
    gas, petroleum products and
    merchandise..................   3,451    4,471   10,817    13,144
  Operating expenses.............   1,307    1,219    3,600     3,649
  Petroleum exploration expenses,
    including exploratory dry
    holes........................     158      132      459       417
  Selling and administrative
    expenses.....................     550      555    1,661     1,562
  Taxes other than income taxes..   1,043    1,058    3,096     3,163
  Depreciation, depletion,
    amortization, and retire-
    ments and abandonments.......     531      570    1,835     1,662
  Interest expense...............     100       97      303       269
    Total costs and expenses.....   7,140    8,102   21,771    23,866
Income before income taxes.......     317      881    1,250     2,734
Income taxes.....................      22      246      282       803
Net income....................... $   295  $   635  $   968   $ 1,931

Weighted average number of shares
  of common stock outstanding
  (in thousands):
  Basic.......................... 954,187  976,506  957,410   983,813
  Assuming dilution.............. 960,133  982,852  962,087   989,320

Per Share Data (Based on weighted
  average shares outstanding):

Net income (basic)............... $   .31  $   .65  $  1.01   $  1.96
Net income (assuming dilution)... $   .31  $   .64  $  1.01   $  1.95
Cash dividends................... $   .375 $   .35  $  1.125  $  1.05

All share data reflect the March 31, 1998 two-for-one common stock split.

Consolidated Statement of Financial Position
(millions of dollars)
                                                Sept. 30,  Dec. 31,
                    ASSETS                        1998       1997
Current assets:
  Cash......................................... $    122   $    166
  Marketable securities -- at cost (corporate
    securities, except $104 at December 31,
    1997 which represents state and
    municipal securities)......................      535        979
  Accounts and notes receivable (less
    allowances of $17 at September 30, 1998,
    and $10 at December 31, 1997)..............    2,851      3,585
  Inventories
    Crude oil and products.....................      999        914
    Materials and supplies.....................      271        260
  Prepaid expenses, income taxes and other.....      533      1,140
    Total current assets.......................    5,311      7,044
Investments and Other Assets:
  Investments and related advances.............    2,238      2,099
  Long-term receivables and other assets.......      940        803
                                                   3,178      2,902
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of
  $28,439 at September 30, 1998, and $26,814 at
  December 31, 1997............................   23,060     22,543
    Total assets............................... $ 31,549   $ 32,489

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..... $    213   $    218
  Short-term obligations.......................      760        751
  Accounts payable.............................    2,126      3,026
  Accrued liabilities..........................    1,062        785
  Taxes payable (including income taxes).......    1,052      1,264
    Total current liabilities..................    5,213      6,044
Long-term obligations:
  Debt.........................................    5,257      4,639
  Capitalized leases...........................       82         80
                                                   5,339      4,719
Deferred Credits and Other Non-Current Liabilities:
  Income taxes.................................    2,829      2,868
  Other........................................    2,323      2,408
                                                   5,152      5,276
Minority Interest..............................      163        131

Shareholders' Equity:
  Common stock (authorized 1,600,000,000 shares;
    issued and outstanding at September 30, 1998
    --954,653,958; December 31, 1997
    --966,047,616 shares)......................    2,552      2,568
  Earnings retained and invested in the
    business...................................   13,281     13,900
  Accumulated other comprehensive income:
    Pension liability adjustment...............      (31)       (31)
    Foreign currency translation adjustment....     (120)      (118)
                                                  15,682     16,319
    Total liabilities and shareholders' equity. $ 31,549   $ 32,489

Consolidated Statement of Cash Flows
(millions of dollars)
                                                Nine Months Ended
                                                     Sept. 30,
                                                   1998      1997
Cash Flows from Operating Activities:
  Net income................................... $   968   $ 1,931
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments.........   1,835     1,662
    Decrease in receivables....................     744       172
    Increase in inventories....................     (93)     (200)
    Decrease in payables and accrued
      liabilities..............................    (944)     (583)
    Deferred taxes and other items.............      (6)      116
    Net cash provided by operating activities..   2,504     3,098

Cash Flows from Investing Activities:
  Capital expenditures.........................  (2,253)   (2,335)
  Proceeds from dispositions of property
    and other assets...........................     488       450
  Net investments, advances and business
    acquisitions...............................    (288)     (507)
  Other........................................      55        74
    Net cash used in investing activities......  (1,998)   (2,318)

Cash Flows from Financing Activities:
  New long-term obligations....................     767       775
  Repayment of long-term obligations...........    (150)     (116)
  Cash dividends paid..........................  (1,080)   (1,038)
  Issuances of common stock....................      44       101
  Acquisitions of common stock.................    (584)   (1,056)
  Increase in short-term obligations...........       9       258
    Net cash used in financing activities......    (994)   (1,076)

Decrease in Cash and Marketable
  Securities...................................    (488)     (296)
Cash and Marketable Securities-
  Beginning of Period..........................   1,145     1,321
Cash and Marketable Securities-End of Period... $   657   $ 1,025

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized at fair value as either assets or liabilities in the statement of financial position. The effect of the adoption of SFAS No. 133 is not known at this time, but is not expected to be material to Amoco's financial position or results of operations. Implementation of SFAS No. 133 is required no later than the quarter ending March 31, 2000.

Amoco adopted Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" in the first quarter of 1998. The SOP requires costs of computer software developed for internal use to be capitalized as a long-lived asset. The capitalized costs are amortized over the estimated useful life of the software. The amount capitalized, which would have been expensed previously, was approximately $71 million after tax in the first nine months of 1998 with $14 million after tax capitalized during the third quarter.

Shown below is Amoco's comprehensive income.

                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                         1998    1997     1998     1997
Net income............................ $ 295   $  635   $  968   $1,931
Other comprehensive income, after tax.    (1)     (22)      (2)     (97)
Comprehensive income.................. $ 294   $  613   $  966   $1,834


Item 2. Management's Discussion and Analysis

Results of Operations

Net income for the third quarter of 1998 was $295 million, or $.31 per share, compared to third-quarter 1997 earnings of $635 million, or $.65 per share and $.64 per share, basic and assuming dilution, respectively. Basic and fully diluted per-share data were the same for 1998.

The earnings decline primarily resulted from lower worldwide crude oil prices, which for Amoco have fallen 30 percent in the last year. In addition, lower crude oil prices have not translated into more favorable downstream results, which have been adversely affected by lower margins.

For the first nine months of 1998, Amoco reported earnings of $1,033 million, excluding the second quarter impairment charges of $214 million for Colombian assets, favorable second-quarter tax adjustments of $106 million and the first-quarter gain of $43 million on asset divestitures. This compared with $1,931 million for the first nine months of 1997. The decrease in earnings in 1998 primarily reflected lower energy prices and chemical margins.

Sales and other operating revenues totaled $6.4 billion for the third quarter of 1998, 20 percent lower than the $8.0 billion reported in the corresponding 1997 period. For the first nine months of 1998, sales and other operating revenues declined 16 percent to $20.0 billion from 1997 revenues of $23.7 billion. The decline in revenues in both periods reflected lower prices for crude oil and refined products.

The increase in other income for the year-to-date 1998 period reflected gains associated with the divestitures of North American exploration and production ("E&P") properties. The divestitures, which began in the third quarter of 1997, were part of the Corporation's strategy to upgrade and refocus the portfolio of E&P assets.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3.5 billion for the third quarter of 1998, down 23 percent from the third quarter of 1997. For the first nine months of 1998, purchases totaled $10.8 billion, 18 percent below the comparable 1997 period. The decrease in both periods was primarily attributable to lower crude oil purchase prices.

Petroleum exploration expenses of $158 million for the third quarter of 1998 increased 20 percent from the third quarter of 1997, mainly due to higher dry hole costs. For the first nine months of 1998, exploration expenses increased ten percent over the nine-month period in 1997, primarily reflecting higher exploration costs in the United States.

The   increase  in  depreciation,  depletion,  amortization,  and
retirements   and   abandonments  for  the  year-to-date   period
primarily reflected the previously mentioned impairment charge for Colombian assets.

The increase in interest expense for the third quarter and first nine months of 1998, compared with the prior-year's periods, reflected higher debt balances.

For the 12 months ended September 30, 1998, return on average shareholders' equity was 11.0 percent compared with 17.5 percent for the 12 months ended September 30, 1997. Return on average capital employed was 8.8 percent for the 12-month period ended September 30, 1998, compared with 13.3 percent for the corresponding prior-year period.


Results by Industry Segment

                                     Three Months         Nine Months
                                        Ended               Ended
                                    September 30,        September 30,
(millions of dollars)               1998      1997       1998    1997
Exploration and Production
  United States.................  $  107    $  217     $  474  $  791
  Canada........................      35        61        142     164
  Overseas......................     (30)       67       (254)    261
  Subtotal......................     112       345        362   1,216
Petroleum Products..............     140       241        469     454
Chemicals.......................      99       172        317     504
Corporate and Other Operations*.     (56)     (123)      (180)   (243)
  Net Income....................  $  295    $  635     $  968  $1,931


* Corporate and other operations include net interest and general corporate expenses, as well as the results of investments in technology companies, real estate interests and other activities.

Exploration and Production
Operating Statistics
                               Three Months      Nine Months
                                  Ended            Ended
                               September 30,    September 30,
                                1998    1997     1998    1997
Net   Production  of  Natural
Gas(million  cubic  feet  per day)
  United States............    2,123    2,356   2,196    2,385
  Canada...................      721      775     753      757
  Overseas.................    1,260      910   1,336      974
   Total..................     4,104    4,041   4,285    4,116
  Amoco's share of
  affiliates' production
  (included in overseas)...      164        -     156        -

Net   Production  of  Crude  Oil  and
NGL(thousand barrels per day)
  United States--crude oil.      148      161     151      165
               --NGL.......      100      105     106      112
  Canada--crude oil........       66       50      63       51
        --NGL..............       10       10      10       10
  Overseas.................      308      292     303      299
   Total..................       632      618     633      637
  Amoco's share of
  affiliates' production
 (included in overseas)....       50        -      48        -


Exploration and Production - U. S.

U.S. E&P operations earned $107 million during the third quarter of 1998 compared with $217 million for the similar 1997 period. The decline was primarily due to lower crude oil prices, and lower crude oil and natural gas production, reflecting normal field declines and dispositions.

Earnings of $431 million for first nine months of 1998, excluding $43 million related to asset dispositions, compared with $791 million for the comparable 1997 period. The decrease primarily reflected lower energy prices and production, and higher exploration expenses.

Amoco's third-quarter 1998 U.S. natural gas prices averaged approximately $1.70 per thousand cubic feet ("mcf"), a decrease of six percent compared with 1997. Amoco's average U.S. crude oil prices of about $12.50 per barrel declined over $5.00 per barrel from the third quarter of 1997.

For the first nine months of 1998, Amoco's U.S. natural gas prices averaged about $1.80 per mcf, about $.20 per mcf below the prior-year period. Amoco's U.S. crude oil prices averaged $13.00 per barrel during the first nine months of 1998, a decrease of almost $5.70 per barrel from the comparable 1997 period.

Exploration and Production - Canada

Canadian operations earned $35 million in the third quarter of 1998 compared to $61 million in the 1997 period. The decrease primarily reflected lower crude oil and NGL prices, partially offset by higher crude oil production and natural gas prices. Also, 1997 earnings included a gain on the sale of Amoco's Canmar arctic drilling unit.

Earnings for the first nine months of 1998, of $92 million, excluding second-quarter tax benefits of $50 million, compared with nine-month 1997 earnings of $164 million. The earnings decline resulted primarily from lower crude oil and natural gas prices.

Amoco's Canadian natural gas prices averaged $1.30 per mcf for the quarter, 10 cents per mcf higher than the third quarter of 1997. For the first nine months, Canadian natural gas prices decreased seven percent from the comparable 1997 period, averaging about $1.30 per mcf.

Canadian crude oil prices averaged $9.00 per barrel for the third quarter of 1998, about $5.00 per barrel below the prior-year third quarter average, reflecting lower industry prices and increased lower-priced heavy oil production. For the first nine months of 1998, Canadian crude oil prices averaged about $8.00 per barrel, almost $7.00 per barrel lower than the 1997 level.

Exploration and Production - Overseas

Overseas E&P operations lost $30 million in the third quarter of 1998 compared with earnings of $67 million in the third quarter of 1997. The decline was primarily due to lower crude oil prices, which on average dropped approximately $6.00 per barrel, and higher exploration expenses. Partially offsetting was higher natural gas production.

For the first nine months of 1998, overseas E&P operations lost $40 million, excluding $214 million related to the impairment of the Opon field and power plant facility in Colombia. This compared with earnings of $261 million for the similar 1997 period. The decrease mainly reflected lower crude oil prices, partly offset by increased production.

Third-quarter 1998 natural gas production increased primarily as a result of new production in Argentina, the United Kingdom and Trinidad. Crude oil production increased five percent over the third quarter of 1997, due to higher production in Azerbaijan, Venezuela and Egypt.

Of the $214 million second-quarter Colombian impairment charge referred to above, $121 million related to the Opon field and $93 million related to the adjacent power plant facility. The impairment of the field reflected lower than anticipated natural gas production and related reserve estimates, and the adjacent power plant was impaired because of the unavailability of an economic fuel supply. The fair value of the impaired assets was deemed to be minimal given the low level of reserves in the field, the absence of an economic fuel supply for the power plant, the potential for dismantlement and transportation costs related to any sale of assets from the plant, the small number of potential qualified buyers and uncertainties associated with the realization of any tax benefits.

Petroleum Products
Operating Statistics

                                Three Months     Nine Months
                                   Ended           Ended
                               September 30,    September 30,
                                1998     1997    1998     1997
U.S. Refined Product Sales
(thousand barrels per day)
  Gasoline.................      702      686     677      652
  Distillates..............      360      352     357      338
  Other products...........      318      238     256      199
   Total..................     1,380    1,276   1,290    1,189

Input to U.S. Crude Units
(thousand barrels per day)       993      988     953      943

Refinery Utilization Rate        98%      98%     94%      93%


Petroleum Products' activities earned $140 million during the third quarter of 1998, compared with $241 million for the third quarter of 1997. The decrease primarily resulted from lower margins as product prices declined more than crude oil costs.

Earnings for the first nine months of 1998 totaled $469 million, compared with $454 million for the comparable period of 1997. The slight increase reflected higher U.S. gasoline and distillate volumes and the absence of 1997 planned turnarounds at Amoco's largest refineries. Offsetting were lower refined product margins and lower earnings from NGL supply and marketing operations in Canada.

Chemicals

Chemical earnings of $99 million for the third quarter and $317 million for the first nine months of 1998 compared with $172 million and $504 million for the similar 1997 periods, respectively. The decrease primarily reflected lower olefins, purified terephthalic acids ("PTA") and paraxylene margins as additions to industry capacity resulted in oversupply and put downward pressure on margins across most commodity product lines.

Corporate and Other Operations

Corporate and other operations include net interest and general corporate expenses as well as the results of investments in technology companies, real estate interests and other activities. Corporate and other operations incurred net expenses of $56 million for the third quarter of 1998, which reflected favorable tax adjustments. This compared with net expenses after tax of $123 million in the corresponding 1997 period, which was adversely affected by revised estimates of litigation and tax obligations.

For the first nine months of 1998, corporate and other operations expenses of $180 million compared with $243 million for the similar 1997 period. The underrun compared with 1997 reflects favorable tax adjustments, including $48 million second-quarter favorable adjustments related to Canadian taxes, and currency effects. These factors more than offset higher interest expense.

Outlook

On August 11, 1998, the British Petroleum Company p.l.c. ("BP") and Amoco announced their agreement to merge. The merger is subject to a number of conditions, including shareholder approval and various regulatory and other consents and confirmations, which are in process. Assuming all requested consents and confirmations are obtained, the merger is planned to be consummated by year-end 1998.

Amoco set a record date of October 19, 1998 for a special meeting of Amoco shareholders for voting on the merger. Shareholders of record at the close of business on that date will be entitled to attend the meeting to be held on December 10, 1998 and vote on the merger proposal. The proxy statement for the special shareholders meeting was mailed to shareholders starting October 30, 1998.

Liquidity and Capital Resources

Cash flows from operating activities for the first nine months of 1998 amounted to $2,504 million compared with $3,098 million in the prior-year period. Working capital of $98 million at September 30, 1998 compared with $1.0 billion at December 31, 1997. The Corporation's current ratio was 1.02 to 1 at September 30, 1998, compared with 1.17 to 1 at year-end 1997. As a matter of policy, Amoco practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Corporation has ready access to both short- and long-term debt markets.

Amoco's debt totaled $6.2 billion at September 30, 1998 and $5.6 billion at year-end 1997. Debt as a percentage of debt-plus-equity was 28.2 percent at September 30, 1998, and 25.4 percent at year-end 1997. Amoco Corporation guarantees the public debt obligations of Amoco Company and the public notes, bonds and debentures of Amoco Canada Petroleum Company Ltd. ("Amoco Canada"). Amoco also guarantees certain outstanding loans of equity-basis affiliates, which at September 30, 1998 totaled $354 million.

Cash dividends paid in the first nine months of 1998 totaled $1,080 million. Amoco was into the second year of a two-year, $2 billion stock repurchase program which was discontinued as a result of the merger agreement announced in August 1998 between Amoco and BP. Total shares repurchased under the program totaled
40.6 million on a post-split basis, at a cost of $1.8 billion. Stock repurchased under the program was in addition to shares purchased for benefit plan purposes.

The Corporation believes its strong financial position will permit the financing of business needs and opportunities as they arise. Short-term borrowings totaled $760 million at September 30, 1998, an increase of $9 million since year-end 1997. Short-term obligations, such as commercial paper borrowings, give the Corporation the flexibility to meet short-term working capital and other temporary requirements. At September 30, 1998, bank lines of credit available to support outstanding commercial paper borrowings amounted to $790 million, all of which were supported by commitment fees.

The Corporation also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities and for ongoing operations.

Capital and exploration expenditures for the first nine months of 1998 totaled $2,712 million, excluding $325 million for Amoco's share of equity-basis affiliates' spending. This compared with $2,752 million for the similar 1997 period, excluding $131 million for Amoco's share of affiliates' spending. Approximately 70 percent of the 1998 expenditures was spent in E&P operations.

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

Year 2000 Update

Amoco has been addressing the issue of preparing its computer systems to properly handle date information in the year 2000 and beyond. This has involved the implementation of new systems and upgrading of business computer information technology ("IT") where needed. In addition Amoco has reviewed its information and process control systems, as well as other electronic control systems, to identify all critical equipment and software that will need to be altered or replaced in preparation for the year 2000. The upgrading and replacement of these systems is underway and will occur primarily during the three years ending in December 1999, with the majority of the work being completed by year end 1998.

The estimated total cost of Amoco's year 2000 program is approximately $155 million with yearly expenditures of $21 million in 1997, $82 million in 1998, $45 million in 1999 and $7 million in the year 2000. The total impact of the year 2000 effort on the Corporation's before-tax net income is expected to be $100 million over the three-year period. The total amount expended on the effort through the end of September, 1998 was $82 million. Of the total amount projected to be spent on the program, approximately $72 million, or 47 percent is expected to be spent internally on repair or replacement of business computer systems that have been identified as susceptible to the year 2000 issue. As a result of the year 2000 efforts, several non-critical IT projects have been either terminated or deferred.

Amoco's year 2000 efforts cover all areas that are known to be impacted by the issue including IT application systems and infrastructure, process control systems and embedded microprocessors in plants, fields and building facilities. Through September, 1998, in excess of 50 percent of our high criticality internal systems that have been found to be susceptible to the year 2000 issue have been either repaired or replaced.

The Amoco year 2000 process calls for the ongoing assessment of year 2000 readiness of critical suppliers, customers, joint ventures and partners. Through September, 1998 over 80 percent of critical suppliers and customers have been assessed for year 2000 readiness at least once. The Corporation is in the process of reviewing and updating its business continuity and contingency plans to mitigate the impact of possible third party failures.

The  failure to correct a material year 2000 problem could result in  an  interruption in, or a failure of, certain normal business
activities   or   operations.  Such  potential interruptions  and
failures could materially and adversely affect Amoco. However, due to the general uncertainty inherent in the year 2000 problem, Amoco is unable to determine at this time whether the consequences of such failures will have a material impact on the Corporation's results of operations, but they are not expected to have a material effect on Amoco's liquidity or financial condition. Amoco's year 2000 program is expected to significantly reduce Amoco's level of uncertainty about the year 2000 problem and about the year 2000 compliance and readiness of its material external parties. The Corporation believes that with the implementation of new business systems and completion of the program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Each business entity is accountable for identifying, categorizing, and prioritizing risks associated with the year 2000 transition and developing, exercising, and implementing appropriate contingency plans to mitigate those risks. Amoco intends to leverage existing Crisis Management, Emergency Response, and Business Continuity organizations and plans to assist in contingency planning and to supplement these organizations and plans as needed. The Corporation is attempting to minimize the uncertainties expected to be caused by the proposed BP - Amoco merger. To this end Amoco is currently focusing contingency planning efforts on the most stable parts of the existing organizations such as individual plant sites. Higher level plans that call for cross-organization coordination are being deferred until completion of the merger and definition of the resulting organizational structures.

"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995.

Statements in this report that are not historical facts, including statements about industry and company growth, estimates of expenditures and savings, completion of the merger with BP and other trend projections are forward looking statements. These statements are based on current expectations and involve risk and uncertainties. Actual future results or trends may differ materially depending on a variety of factors. These include specific factors identified in the discussion accompanying such forward looking statements, industry product supply, demand and pricing, political stability and economic growth in relevant areas of the world, the Corporation's successful execution of its internal performance plans, development and use of new technology, successful partnering, actions of competitors, natural disasters, other changes to business conditions and, 1) in the case of the merger with BP, attainment of the approval of the shareholders of BP and Amoco and the required regulatory consents and confirmations and other unforeseen circumstances in connection with the merger, and 2) in the case of the year 2000 issue, external parties year 2000 readiness, availability and costs of personnel trained in relevant areas, the ability to locate and correct all relevant computer code, complications and unforeseen circumstances resulting from the proposed BP and Amoco merger and other uncertainties.





                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service of certain foreign income taxes as credits against the Corporation's U.S. taxes that otherwise would have been payable for the years 1980 through 1992 in Part II,
Item 1 of Amoco's Form 10-Q for the quarter ended March 31, 1998.

Six proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $3 million.

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

                             Three Months      Nine Months
                                Ended            Ended
                             September 30,    September 30,
                             1998    1997     1998     1997
                                 (millions of dollars)
Total revenues(including
excise taxes)...........  $ 6,603  $8,299   $20,772   $24,199
Net income..............  $   243  $  468   $   698   $ 1,570

                                   Sept. 30,   Dec. 31,
                                    1998         1997
                                 (millions of dollars)
Current assets.................  $ 5,557      $ 6,442
Total assets...................  $29,679      $30,062
Current liabilities............  $ 4,400      $ 5,165
Long-term debt-affiliates......  $ 5,022      $ 4,739
              -other...........  $ 3,463      $ 2,791
Deferred credits...............  $ 4,761      $ 4,663
Minority interest..............  $   122      $   119
Shareholder's equity...........  $11,829      $12,505



Shown below is summarized financial information for Amoco's wholly owned subsidiary, Amoco Canada.

                            Three Months         Nine Months
                                Ended               Ended
                            September 30,       September 30,
                            1998      1997      1998     1997
                                 (millions of dollars)

Revenues................  $ 1,016  $ 1,101   $ 2,849  $ 3,508
Net income(loss)........  $    72  $    91   $   231  $   228


                                 Sept. 30,    Dec. 31,
                                     1998        1997
                                 (millions of dollars)
Current assets.................. $   864      $ 1,479
Total assets.................... $ 3,923      $ 4,217
Current liabilities............. $   614      $   948
Non-current liabilities......... $ 2,852      $ 3,043
Shareholder's equity............ $   457      $   226



Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     Exhibit
     Number


     12      Statement Setting Forth Computation of
             Ratio of Earnings to Fixed Charges.

     27      Financial Data Schedule.

(b) A report on Form 8-K was filed on August 26, 1998 with a copy of the presentation slides and supplemental materials distributed to attendees at the August 12, 1998 meeting between BP and Amoco representatives, the financial community and the press.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Amoco Corporation
                                    (Registrant)


Date: November 13, 1998            A. J. NOCCHIERO
                                   A. J. Nocchiero
                                   Vice President and Controller
                                   (Duly Authorized and Chief
                                    Accounting Officer)